Form 10-Q
period 2018-09-30
SCP Private Credit Income BDC LLC
filed 2018-11-05
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01294

SCP Private Credit Income BDC LLC

(Exact name of registrant as specified in its charter)

Delaware

(State of Formation)

500 Park Avenue

New York, NY 10022

(Address of principal executive offices)

(212) 993-1670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 100 units outstanding as of November 2, 2018.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Statement of Assets and Liabilities

(unaudited)

September 30, 2018
Assets
Cash	$1,000
Non-control/Non-affiliate investments, at fair value	—
Dividends and interest receivable	—
Capital stock sold	—
Other accounts receivable	—
Other assets	—

Total assets	1,000

Liabilities
Accounts payable	—
Accrued liabilities	—
Notes payable and other debt	—

Total liabilities	—

Commitments and contingencies (Note 4)
Net assets
Paid-in-capital (100 units issued and outstanding)	1,000

Total net assets	$1,000

Net asset value per unit	$10.00

The accompanying notes are an integral part of these financial statements.

As of September 30, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to Solar Capital Partners, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

SCP Private Credit Income BDC LLC

Statement of Operations (unaudited)

Period Ended September 30, 2018
Investment income
Interest income	$—
Dividend income	—

Total investment income	—

Expenses
Management fee	—
Incentive fee	—
Administrative fee	—
Directors’ fees	—
Professional fees	—
Other expenses	—

Total expenses	—

Net investment income (loss)	—

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	—

Net realized and unrealized gain (loss) on investments	—

Net increase (decrease) in net assets resulting from operations	$—

Earnings (loss) per unit	$—

The accompanying notes are an integral part of these financial statements.

As of September 30, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

SCP Private Credit Income BDC LLC

Statement of Changes in Net Assets (unaudited)

Period Ended September 30, 2018
Net increase (decrease) in net assets from operations
Net investment income (loss)	$—
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	—

Net increase (decrease) in net assets resulting from operations	—

Distributions to unitholders	—
Capital unit transactions	1,000
Total increase in net assets	1,000
Net assets
Beginning of period	—
End of period	1,000

$1,000

The accompanying notes are an integral part of these financial statements.

As of September 30, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (unaudited)

September 30, 2018

Note 1. Organization

SCP Private Credit Income BDC LLC (the “Company”) is a Delaware limited liability company formed on May 18, 2018. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

As of September 30, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to Solar Capital Partners, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

The Company expects to implement a corporate lending strategy focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) across the United States. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features and/or other types of unfunded commitments. The offering period of the Company will end on a date prior to six months after the initial closing date (the “Offering Period”). The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s registration statement on Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under FASB Accounting Standards Codification Topic 946.

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents. Cash and cash equivalents are carried at cost which approximates fair value.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2018

U.S. Federal Income Taxes

The Company intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In order to qualify as a RIC, among other things, the Company is required to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s Unitholders and will not be reflected in the financial statements of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Transactions

The Company has entered into an investment management agreement with the Adviser (the “Investment Management Agreement”) pursuant to which it will pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Company will pay the Adviser a fee for investment advisory and management services consisting of two components: a base management fee and an incentive fee. The Company will also pay the Adviser (in its capacity as Administrative Coordinator, defined herein) an administration fee for administrative and coordination services. The cost of the base management fee, the incentive fee, and the administration fee will be borne by the Unitholders.

Management Fees and Administration Fees

The Company will pay the Adviser a management fee (the “Management Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (each such date, the “Management Fee Calculation Date”), in an amount equal to 1.5% per annum of Invested Capital (defined as, as of any date, the sum of (i) capital contributions to the Company plus (ii) the total amount of credit drawn on subscription credit facilities), and payable quarterly in arrears after such Management Fee Calculation Date.

Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay the Administrative Coordinator, a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as the aggregate accreted and amortized cost of all portfolio investments, including any amounts reinvested in investments and the cost of investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Administration Fee will not offset any fees paid to the Investment Manager. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Fund and (iii) certain Unitholder servicing functions.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2018

Each of the Management Fee and the Administration Fee will be appropriately adjusted for any stub period. Such fees will be paid out of net current income and/or disposition proceeds or, to the extent such amounts are not available, from unfunded capital commitments that will be drawn down, or borrowings of the Company.

Incentive Fee

The Company will make distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, warrant gains, prepayment fees and exit fees, other than Disposition Proceeds. The Adviser will apportion each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds. Amounts of Investment Proceeds apportioned to Unitholders will be divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

(i) First, Return of Capital Contributions: 100% of amounts constituting Disposition Proceeds to Unitholders until each Unitholder has received cumulative distributions of Disposition Proceeds pursuant to this clause (i) equal to each Unitholder’s total capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses and other Company expenses). Amounts constituting Current Proceeds proceed to clause (ii) and are not returned under this clause (i);

(ii) Second, Unitholder Preferred Return: 100% of all remaining Investment Proceeds to Unitholders until they have each received distributions, without duplication, pursuant to this clause (ii) and clause (iv) below equal to a 6% per annum return, compounded annually, on Unitholders’ unreturned capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses and other Company expenses);

(iii) Third, Adviser Catch Up: 80% of all remaining Investment Proceeds to the Adviser, as a “catch up” distribution with respect to its incentive fee, until the Adviser has received distributions of Investment Proceeds with respect to Unitholders pursuant to this clause (iii) equal to 15% of the total amounts distributed to Unitholders and the Adviser with respect to Unitholders pursuant to clause (ii) above and this clause (iii); and

(iv) Fourth, 85%/15% units: 85% to Unitholders and 15% to the Adviser as an incentive fee.

In no event will the Adviser receive Investment Proceeds that, as of any distribution date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

The Adviser may also elect not to receive all or any portion of the incentive fee that would otherwise be distributed to it, and may cause any or all amounts subsequently available for distribution to the Unitholders to be distributed to the Adviser until it has received the same aggregate amount of incentive fees had it not previously waived receipt of incentive fees.

The Adviser will be entitled to withhold from any distributions, in its discretion, any required tax withholdings. Amounts of taxes paid or withheld from amounts otherwise distributable to a Unitholder will be deemed distributed for purposes of the calculations above.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2018

Note 4. Commitments and Contingencies

Initial organization and offering costs will be borne by the Company upon consummation of its proposed initial offering of units. In the event the Company’s proposed offering does occur, initial organization and offering costs incurred will be been borne by the Company’s investment adviser, Solar Capital Partners. As there had been no formal commitment of capital as of September 30, 2018, no such costs had been recorded by the Company as of September 30, 2018.

Note 5. Financial Highlights

The following is a schedule of financial highlights for the period ended September 30, 2018:

Period ended September 30, 2018
Per Share Data: (a)
Net asset value, beginning of year	$—

Net investment income	—
Net realized and unrealized gain (loss)	—

Net increase in net assets resulting from operations	—
Issuance of units	10.00
Distributions to stockholders:
From net investment income	—

Net asset value, end of period	$10.00

Total Return (b)	0.00%
Net assets, end of period	$1,000
Units outstanding, end of period	100

Ratios to average net assets (c):
Net investment income	0.00%

Operating expenses	0.00%
Interest and other credit facility expenses	0.00%

Total expenses	0.00%

Average debt outstanding	$—
Portfolio turnover ratio	0.00%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in net asset value per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2018

Note 6. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On October 5, 2018, the Company closed on $326,000,000 in capital commitments.

As of November 5, 2018, initial organizational and offering costs payable by the Company were estimated to be $400,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our breach of any of the covenants or other provisions in any debt agreements;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the debt markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	the risks, uncertainties and other factors we identify in “Item 1A. Risk Factors” of Amendment No. 2 to our Registration Statement on Form 10, filed on August 28, 2018.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Amendment No. 2 to our Registration Statement on Form 10, filed on August 28, 2018 (File No. 000-55955), and Item 1A of Part II and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this Registration Statement are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934.

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

SCP Private Credit Income BDC LLC (the “Company”) was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act, and intend to elect to be treated as a regulated investment company (“RIC”) for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S.

Solar Capital Partners, LLC (the “Adviser”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler, who also comprise the Adviser’s investment committee. Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the units issued by the Company to the Access Fund. We also expect that units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the 1933 Act and (ii) outside the U.S. in accordance with Regulation S under the 1933 Act. Upon a sale of units to an investor, we expect the Access Fund will pass its voting rights in the Company through to the Access Fund Investors.

The Company’s principal focus is to invest in first lien and stretch first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which the Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at the Adviser for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining the Company’s diversification objectives, the Company expects to co-invest with other vehicles managed by the Adviser. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by the Adviser will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”).

Portfolio and Investment Activity

As of September 30, 2018, we have not commenced investment activities.

Results of Operations

As of September 30, 2018, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues

The Company’s principal focus is to invest in first lien and stretch first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which we have direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies.

Expenses

The Company will (directly or indirectly) bear:

•

all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-related fees, costs, expenses and liabilities, including lodging and meals, all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);

•

all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of the unitholders of the Company (“Unitholders”), delivery costs and expenses in connection with reporting obligations and communications and compliance services;

•

all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of the Company’s investments in portfolio companies (“Portfolio Investments”) and/or personnel of the Adviser, the Administrative Coordinator and their affiliates;

•	other administrative fees, costs, and liabilities;

•

all fees, costs, expenses and liabilities of brokers, transaction finders and other intermediaries, including brokerage commissions and spreads, and all other transaction-related fees, costs, expenses and liabilities, including reverse break-up fees;

•	all fees, costs, expenses and liabilities relating to derivatives and hedging transactions;

•

all principal amounts of, and interest expense on, borrowings and guarantees, and all other fees, costs, expenses and liabilities arising out of borrowings and guarantees, including the arranging and maintenance thereof, whether incurred by the Company or incurred or facilitated by a special purpose vehicle that makes Portfolio Investments;

•	management fees payable to the Adviser under the Investment Management Agreement;

•	administration fees payable to the Administrative Coordinator under the Investment Management Agreement;

•

all fees, costs, expenses and liabilities incurred through the use or engagement of consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite;

•	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

•

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

•	all fees, costs, expenses and liabilities relating to legal and regulatory filings, including securities law filings relating to Portfolio Investments;

•	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

•	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund);

•	any required regulatory filings and related legal fees;

•	all fees, costs, expenses and liabilities of liquidating the Company;

•	transfer agent services; and

•	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

In addition, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in commitments of capital (each a “Commitment”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350,000,000, the Operating Expense Cap will be equal to $2,125,000. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

For the avoidance of doubt, the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the net asset value of the Company.

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence.

As there were no formal commitments of capital as of September 30, 2018, we have recorded no such costs. In the event we did not receive a formal commitment of capital, the Adviser would have paid all organization and offering expenses.

Financial Condition, Liquidity and Capital Resources

As we have not yet commenced investment operations, we have not substantiated any transactions to date. Our primary uses of cash is expected to be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity Activity

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 units to the Adviser, for an aggregate purchase price of $1,000. These units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Company will pay the Adviser the Management Fee and the Incentive Fee, and the Administrative Coordinator the Administration Fee. The Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

We may establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over the London Interbank Offered Rate (“LIBOR”). We cannot assure Unitholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments, and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement. Any new investment advisory agreement would also be subject to approval by our Unitholders.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we currently do not have any off-balance sheet financings or liabilities.

Critical Accounting Policies

Valuation of Portfolio Investments

The Company’s NAV will be calculated periodically by the Adviser or its delegate, and approved by the Board, by taking the value of the Portfolio Investments and other assets of the Company and subtracting all liabilities, including accrued expenses.

It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value.

For purposes of calculating the NAV, the Company’s assets will generally be valued as follows:

(i)

securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under U.S. GAAP);

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(iv)	securities, loans or other instruments for which market quotes are not readily available will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

c.

the audit committee of the Board reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Adviser, the audit committee, and third party valuation specialist, if any, that may from time to time be engaged.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.

Organization and Offering Costs

Initial organization and offering costs will be borne by the Company. In the event the Company’s proposed offering does not occur, initial organization and offering costs incurred will be been borne by the Adviser. As there had been no formal commitment of capital as of September 30, 2018, no such costs were recorded by the Company as of September 30, 2018.

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions of the Units, our Unitholders are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders.

Taxation as a Regulated Investment Company (“RIC”)

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, we had not commenced investment activities.

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and the Adviser are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the August 28, 2018 filing of Amendment No. 2 to our Registration Statement on Form 10, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 units to the Adviser, for an aggregate purchase price of $1,000. These units were issued and sold in reliance upon the available exemptions from registration requirements of Section  4(a)(2) of the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Form of Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(1)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Citibank, N.A. (1)

10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A. (1)

21.1	List of Subsidiaries—None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2018.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)