Form 10-K
period 2018-12-31
SCP Private Credit Income BDC LLC
filed 2019-02-21
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01294

SCP Private Credit Income BDC LLC

(Exact name of registrant as specified in its charter)

Delaware	83-0634992
(State of formation)	(I.R.S. Employer Identification No.)

500 Park Avenue
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Unit

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, there was no established public market for the registrant’s units. The issuer had 100 units outstanding as of February 15, 2019.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Item 1. Business

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”), a Delaware limited liability company formed in May 2018, is a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. Solar Capital Partners, LLC (the “Adviser” or “SCP”) serves as the Company’s investment adviser.

The Company expects to implement a corporate lending strategy focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) across the United States. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company expects to capitalize on attractive illiquidity premiums across larger private corporate loan tranches and within several specialty lending markets.

The Company was established to provide investors with attractive long-term returns through investments made pursuant to its investment strategy (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

The Company’s principal focus is to invest in first lien and stretch first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which our Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at SCP for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining the Company’s diversification objectives, the Company expects to co-invest with other vehicles managed by SCP. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SCP will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing.

The Adviser believes the broad expertise of the Adviser’s senior investment team will enable it to successfully identify, assess and structure customized senior secured loans and to manage potential risk and return at all stages of the economic cycle. As a private BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. This lack of regulation allows the Adviser to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors, management teams and investment banks see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach enables it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.

Moreover, the Company may opportunistically seek to acquire investments in the secondary market at attractive and/or discounted prices, especially during periods of significant market volatility. In analyzing such investments, the Company will employ the same analytical process it uses for its primary investments as well as any prior knowledge of the target company.

The Adviser will seek to create a diverse, predominantly floating rate investment portfolio for the Company. There is no guarantee that the Company will achieve any diversification goals or that even if achieved, an investment in the Company will result in gains to an investor. For the avoidance of doubt, any investment guidelines discussed in this annual report apply to a fully ramped-up portfolio of investments, (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from holders of our units (“Unitholders”).

The Company’s primary area of focus is the U.S. markets. The Company will use commercially reasonable efforts to not, and the Adviser will use commercially reasonable efforts to ensure that the Company will not, make any investments or conduct any activities outside of the U.S.

The Adviser — Solar Capital Partners, LLC

SCP serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler, who also comprise the Adviser’s investment committee (the “Investment Committee”).

The Board of Directors

Overall responsibility for the Company’s operations rests with the Board. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws, and the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”). The Board currently consists of five members, three of whom are not “interested persons” of SCP as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as our independent directors. The Board elects officers, who serve at the discretion of the Board. The responsibilities of each director include, among other things, the oversight of investment activities, the quarterly valuation of assets, and oversight of financing arrangements. The Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees in the future.

Investment Management Agreement

Subject to the overall supervision of the Board, the Adviser manages the investments of, and provide certain services to, the Company pursuant to the Investment Management Agreement, including:

(i)

providing overall investment management services to the Company in accordance with the LLC Agreement and in accordance with the 1940 Act, including without limitation, sourcing, structuring, negotiating, underwriting, performing diligence, originating and disposing of investments of the Company;

(ii)	making investment decisions for the Company;

(iii)	servicing investments including, without limitation, monitoring the investments and the creditworthiness of all issuers, developing and executing work out strategies where applicable;

(iv)	overseeing the placement of purchase and sale orders on behalf of the Company;

(v)	undertaking certain compliance-related activities in respect of the Company in accordance with the investment objective;

(vi)	providing good faith valuations of investments for which market quotes are not readily available pursuant to the LLC Agreement;

(vii)	voting proxies, exercise rights, options, warrants, conversion privileges, and redemption privileges, and tender securities pursuant to a tender offer;

(viii)

enter into agreements and execute any documents (e.g., any loan or credit facility agreements), including without limitation, any market and/or industry standard documentation and standard representations contained therein; and

(ix)	providing periodic and special reports to the Company as requested.

The Company expects to engage or otherwise transact with, and expects that its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) in which it may invest will engage or otherwise transact with, one or more Service Providers (defined herein) in connection with its investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to the cap on operating expenses described under “—Payment of Our Expenses under the Investment Management Agreement”, and will not offset Management Fees (defined herein), and such amounts may be substantial.

Term

Unless terminated earlier as described below, the Investment Management Agreement will remain in effect until August 2, 2020 (two years from the date it first became effective) and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

The Investment Management Agreement will automatically terminate in the event of its “assignment” within the meaning of the 1940 Act and related Securities Exchange Commission (“SEC”) guidance and interpretations. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Management Agreement with the Adviser upon 60 days’ written notice. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Management Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Management Agreement upon 120 days’ written notice.

Notwithstanding the foregoing, at any time during the term of the Investment Management Agreement, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new Investment Management Agreement. It is expected that (x) any new investment adviser would be a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (y) the management fee and incentive fee payable by the Company to such entities would be identical to that payable to the Adviser and (z) certain of the investment professionals would continue to be responsible for managing the Company’s assets.

Compensation of Adviser

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser a fee for investment advisory and management services consisting of two components: a base management fee and an incentive fee. The Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). We pay the Administrative Coordinator an administration fee for administrative and coordination services. The cost of the base management fee, the incentive fee, and the administration fee will ultimately be borne by our Unitholders.

Management Fees and Administration Fees

The Company pays the Adviser a management fee (the “Management Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (each such date, the “Management Fee Calculation Date”), in an amount equal to 1.5% per annum of Invested Capital (defined as, as of any date, the sum of (i) capital contributions to the Company plus (ii) the total amount of credit drawn on subscription credit facilities), and payable quarterly in arrears after such Management Fee Calculation Date.

The Company pays the Administrative Coordinator, a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all portfolio investments (including (i) any amounts reinvested in portfolio investments and (ii) the cost of portfolio investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Administration Fee does not offset any fees paid to the Adviser. The Administrative Coordinator is responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company and (iii) certain Unitholder servicing functions.

Each of the Management Fee and the Administration Fee are appropriately adjusted for any stub period. Such fees are paid out of net current income and/or disposition proceeds or, to the extent such amounts are not available, from unfunded capital commitments that will be drawn down, or borrowings of the Company. The Adviser reserves the right, upon approval of the Board, to waive the Management Fee and the Administrative Coordinator reserves the right, upon approval of the Board, to waive the Administration Fee to which each is entitled in respect of all Unitholders’ Units.

Incentive Fee

The Company makes distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, warrant gains, prepayment fees and exit fees, other than Disposition Proceeds. The Adviser apportions each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds. Amounts of Investment Proceeds apportioned to Unitholders are divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

(i) First, Return of Capital Contributions: 100% of amounts constituting Disposition Proceeds to Unitholders until each Unitholder has received cumulative distributions of Disposition Proceeds pursuant to this clause (i) equal to each Unitholder’s total capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses (as defined below) and other Company expenses). Amounts constituting Current Proceeds proceed to clause (ii) and are not returned under this clause (i);

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

The Adviser is entitled to withhold from any distributions, in its discretion, any required tax withholdings. Amounts of taxes paid or withheld from amounts otherwise distributable to a Unitholder is deemed distributed for purposes of the calculations above.

Limitation of Liability and Indemnification

The Investment Management Agreement provides that the Adviser (which includes, for all purposes of this paragraph, its members, principals, officers, managers, investors, employees and other representatives and agents and entities controlling, controlled by or under common control with the Adviser) will not be liable to the Company or to the Unitholders for any loss suffered by the Company or the Unitholders which arises out of any action or inaction of the Adviser taken or made by the Adviser in good faith and in the belief that such action or inaction is in or is not contrary to the best interests of the Company, except for any loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of the duties of the Adviser in the conduct of the Adviser’s office, and except as otherwise required by applicable law. In addition, the Company will indemnify and hold harmless the Adviser, to the fullest extent permitted by applicable law, against any loss resulting from claims or threatened claims with respect to the Adviser’s performance or non-performance of its obligations pursuant to the Investment Management Agreement, except for any such loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of duties of the Adviser in the conduct of the Adviser’s office.

Adviser Clawback

Upon liquidation of the Fund, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative incentive fees in excess of the incentive fees that would have been payable to the Adviser on an aggregate basis covering all transactions of the Fund; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its incentive fees. In addition, the Adviser will apply an interim incentive fee adjustment at the end of each fiscal year so that, in the event of any over-distribution of incentive fee to the Adviser (measured with respect to each Unitholder using the fair value of the Company’s portfolio at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as an incentive fee, shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such incentive fee) has been eliminated.

Board Approval of the Investment Management Agreement

The Board held an in person meeting on August 2, 2018 to consider and approve the Investment Management Agreement and related matters. In its consideration of the approval of the Investment Management Agreement, the Board considered, among other things:

•

The nature, extent and quality of advisory and other services provided by SCP, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices;

•

The experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made;

•

The current fee structure, the existence of any fee waivers, and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations;

•

The advisory fees charged by SCP to the Company and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives;

•	The direct costs that are incurred by SCP and its affiliates in performing services for the Company and the basis of determining and allocating these costs;

•	Possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged by SCP to the Company;

•	Other possible benefits to SCP and its affiliates arising from their relationships with the Company; and

•	Possible alternative fee structures or bases for determining fees.

Based on the information reviewed and the factors detailed above, the Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, considered whether the fees payable to Solar Capital Partners pursuant to the Investment Management Agreement are reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. The Board did not assign relative weights to the above factors or the other factors considered by it. Individual members of the Board may have given different weights to different factors.

Administration Services

Pursuant to the Investment Management Agreement, the Adviser has also been appointed as Administrative Coordinator to provide administrative and coordination services to the Company. The Administrative Coordinator will supervise or provide the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator will also provide assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator, when acting in its administrative capacity, will not provide any investment advisory or investment management services to the Company. Pursuant to the Investment Management Agreement, the Company will pay the Administrative Coordinator the Administration Fee for its services.

The Investment Management Agreement contains limitations on liability and indemnifications in favor of the Administrative Coordinator, provided that the Administrative Coordinator’s actions do not constitute fraud, bad faith, gross negligence or willful misconduct (collectively, “Wrongful Conduct”). The Administrative Coordinator’s liability to the Company is subject to an overall cap (except where the Administrative Coordinator has engaged in Wrongful Conduct). In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Board reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders, or to assume the Administrative Coordinator’s role on the same or similar terms in providing administration services to the Company.

Our Board will review and approve the engagement of the Administrative Coordinator on an annual basis. In connection with such approval, the Board, including a majority of independent directors, reviews the engagement of the Administrative Coordinator to determine that the relevant provisions of the Investment Management Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable to the Administrative Coordinator are reasonable in light of the services provided. The Board also considers the possibility of obtaining such services from a different third party and whether any other third party service provider would be capable of providing all such services at comparable cost, quality and timeliness.

Payment of Our Expenses under the Investment Management Agreement

The Company will (directly or indirectly) bear:

(i)

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

(ii)

all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of Unitholders, delivery costs and expenses in connection with reporting obligations and communications and compliance services;

(iii)

all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of Portfolio Investments and/or personnel of the Adviser, the Administrative Coordinator and their affiliates;

(iv)	other administrative fees, costs, and liabilities;

(v)

all fees, costs, expenses and liabilities of brokers, transaction finders and other intermediaries, including brokerage commissions and spreads, and all other transaction-related fees, costs, expenses and liabilities, including reverse break-up fees

(vi)	all fees, costs, expenses and liabilities relating to derivatives and hedging transactions;

(vii)

all principal amounts of, and interest expense on, borrowings and guarantees, and all other fees, costs, expenses and liabilities arising out of borrowings and guarantees, including the arranging and maintenance thereof, whether incurred by the Company or incurred or facilitated by a special purpose vehicle that makes Portfolio Investments;

(viii)	Management Fees;

(ix)	Administration Fees;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of Service Providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal and regulatory filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities of liquidating the Company;

(xviii)	transfer agent services; and

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

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

Placement Agreement

The Company has retained certain third parties to find potential investors (each a “Placement Agent”). If an investor purchases through a Placement Agent, the Adviser may be subject to finder-related fees, the arrangements of which are set forth in detail in our Private Placement Memorandum.

Use of Name

Pursuant to the LLC Agreement, SCP has granted us a non-exclusive license to use the name “Solar Capital Partners” or “SCP” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the SCP name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SCP” name or logo.

Market Opportunity

The Company will focus on providing private corporate loans to upper middle market companies in the United States. We believe that the Company is well-positioned to provide a superior risk-adjusted return relative to publicly traded corporate bonds and loans for the following reasons:

•	Favorable long-term supply-demand dynamics in middle market lending which benefit lenders

•

Approximately $750 billion of estimated debt demand to support acquisitions: There is more than $600 billion of un-invested private equity capital that will need debt capital to support acquisitions. Based on a conservative assumption of 45% equity contribution in an acquisition, this implies total debt demand of approximately $750 billion to fund such private equity related acquisitions.

•

Approximately $500 billion of debt demand to refinance middle market debt maturities before 2021: A high volume of financings were completed between the years 2011 and 2014, which are expected to mature over the next few years.

•

Middle market debt capital raised in the last few years is not expected to meet demand: Banks have largely retreated from lending in the middle market due to stricter regulations. In place of the banks, Middle market debt funds have raised approximately $300 billion in the last few years through various fund vehicle types. However, we believe there is still significantly more demand than supply.

Premium pricing in private corporate loans over public high yield and syndicated leveraged loans

Capturing illiquidity premiums: The illiquid nature of private corporate loans results in lenders earning an “illiquidity premium” over public high yield and syndicated leveraged loans. We believe this illiquidity premium has consistently been more than 1% per annum and can increase during a prolonged risk-off period or when there is increased volatility.

Capturing size and risk premium: Middle market lenders also typically receive a premium relative to larger company loan investors to compensate them for investing in smaller companies and often in less well known industries. Middle market companies tend to be less followed by investors and research analysts and typically have lower ratings from ratings agencies due to their size. As a result, we expect that there will be a smaller investor base while demand will remain robust, resulting in premium pricing for middle market borrowers.

Capitalizing on market inefficiencies: We believe that the market investing inefficiencies are greater in the private middle market, which allows lenders to capture higher risk-adjusted returns. We believe that, among others, the drivers of middle market inefficiencies include the following: information asymmetry, the analytical complexity in evaluating private middle market companies, the need for long-dated capital that typically requires higher return expectation, fewer and more sophisticated lenders, and the requirement to underwrite to maturity as opposed to a trade.

Stronger underwriting process in private corporate loans versus public high yield and syndicated leveraged loans

Deeper due diligence: Private corporate lenders are typically able to conduct detailed due diligence, often alongside the financial sponsor acquiring the company, which provides the lender significantly more time to form a more comprehensive understanding of the company, including its competitive position and risks. In contrast, public high yield and syndicated leveraged loan investors are typically provided a single syndication meeting and minimal access to diligence materials before placing their order.

Inclusion of covenants: Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company can pursue that are negative to the lender and act as warning signals for lenders. The loans in which the Company is expected to invest are expected to have comprehensive covenants including covenants that are tested on a recurring basis to ensure ongoing compliance (“maintenance covenants”). Although syndicated leveraged loans have covenants, approximately 75% of loans currently are “covenant-lite,” which means they do not have a complete set of financial covenants, thus providing borrower companies more freedom to negatively impact lenders. High yield bonds provide even weaker protection for lenders because they typically have incurrence-based covenants, which are only tested if the company issues more debt.

Ability to exert greater influence over the negotiation of lending terms: Private corporate loan terms are negotiated directly by the lender(s) and the company, therefore removing the underwriting bank that negotiates the terms for public high yield or syndicated leveraged loans. This allows the private corporate lender to customize the terms to mitigate risks and address the unique needs of the company.

Lower default rates and higher recovery rates: The result of the more comprehensive underwriting process for private corporate loans is historically lower default rates and higher recovery rates than public high yield or syndicated loans. Based on data from Moody’s Analytics the default rate in 2009 for private middle market loans was 5% while the default rate for syndicated loans was 11% and high yield bonds 14%. Similarly, the recovery rates for defaulted private middle market loans from 1998 to 2015 was 80% while the recovery rate for syndicated leveraged loans was 76% and high yield bonds 42%.

Access to specialized lending markets with attractive return and risk characteristics

Single source lending to the upper middle market: We believe financial sponsors and management teams are increasingly looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In the upper middle market (generally, loan tranche sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million), we believe that there is a limited number of lenders with the capital base to provide the entire debt financing. Because the Company expects to co-invest with other SCP vehicles on an opportunistic basis, the Company is expected to be well-positioned to take advantage of this opportunity to source and structure attractive cash flow loans.

Non-traditional asset-based lending: As a result of increased lending regulations following the financial crisis, as well as the specialized skill set and infrastructure required to value and monitor collateral, we believe that asset-rich middle market companies in a period of transition typically have limited access to providers of traditional asset-based financing, such as the high-yield bond market or syndicated loans. We believe this supply-demand imbalance creates an opportunity for non-traditional asset-based lenders, such as the Company, to source and structure attractive asset-based loans.

Lending to rapidly developing healthcare companies: As a result of the highly-specialized skills required to evaluate these investment opportunities, we believe that the Company will be one of the few sources of capital capable of lending to healthcare companies who are in need of additional debt capital. Asset-based loans to these companies, with strong sponsorship and demonstrated product pipelines, have the potential to provide a compelling risk-adjusted return.

Investment Selection

The Company has a broad, flexible investment mandate, and the Company is not subject to any investment guidelines, limitations or restrictions other than as set forth in this section. However, as a BDC, the Company is subject to certain limitations on the types of investments it is permitted to make.

The Company generally expects to invest in portfolio companies based in the U.S., including portfolio companies in the broadly-defined healthcare and life sciences industries.

Interpretation of the day-to-day applications of the guidelines described below will be made by the Adviser in its sole discretion, and any limitation will generally be measured, if applicable, based upon good faith estimates using data known to the Adviser at such time. The Company will be subject to the guidelines described below commencing on the date that is one year after the final closing date of the Company. For purposes of clarity, the guidelines described below will take into account only direct investments of the Company (including investments by the Company’s special-purpose vehicles).

The Company will use reasonable best efforts to achieve the guidelines set forth below. For purposes of the below guidelines, the Company’s “total portfolio” will equal the total amount of Commitments plus the Company’s total expected leverage, as reasonably determined by the Company. In addition, the Adviser may consider the impact of hedging transactions, and of cash and cash equivalents in the portfolio, in applying the below guidelines.

The below guidelines shall in no way restrict or otherwise limit the Company’s ability to acquire an investment in an issuer that is sufficiently large (as determined by the Adviser in its discretion) to enable the Company to influence or control any restructuring, work-out and/or bankruptcy process in accordance with the Company’s investment program.

Secured Loans

The Company expects to invest at least 90% of its total portfolio in secured loans.

Floating Rate Loans

The Company expects to invest at least 85% of its total portfolio in floating rate loans.

Lower Middle Market Issuers

It is expected, at the time of investment, that the Company will not make an investment in a lower middle market corporate issuer (i.e., less than $15 million of EBITDA) if the Company’s aggregate investments in such issuer would, solely as a result of such investment, exceed 15% of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets. This limit does not apply to investments in asset-based loans (“ABL”) or Life Science issuers.

Minimum Number of Portfolio Companies

It is expected that the Company will invest in at least 18 companies.

Concentration of Top 10 Positions

It is expected that the Company’s top 10 investments will not exceed 60% of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets.

Single Issuer

It is expected that the Company will not make an investment in an issuer if the Company’s aggregate investments in such issuer would, solely as a result of such investment, exceed 7.5% of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets. It is expected that the Company will not make more than four (4) such investments and that the balance of the Company’s investments will be 5% or less of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets.

Single Industry

It is expected that the Company will not make an investment in an issuer conducting its principal operations in a particular industry or sub-industry if the Company’s aggregate investments in all such issuers principally operating in such industry or sub-industry would, solely as a result of such investment, exceed 15% of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets. In making determinations (e.g., industry or sub-industry sectors and classifications) relating to this guideline, the Adviser may utilize various sources that result in determinations that are narrower or otherwise different than determinations from other sources that SCP uses for its other clients.

Geographic Limitations

It is expected that the Company will not make investments in issuers that have their principal place of business located outside of the United States.

Target and Maximum ABL and Life Science Investments

It is expected that the Company’s investments in ABL companies and Life Science issuers will both be between 10% and 15% of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets. It is also expected that the Company will not make an investment in an ABL or Life Science issuer if the Company’s aggregate investments in all such issuers would, solely as a result of such investment, exceed 40% of the greater of (i) the Company’s total portfolio and (ii) the market value of the Company’s assets.

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

It is currently expected that the Company will generally target, for directly borrowed funds, average leverage, excluding any subscription or similar credit facilities, of (i) with respect to Corporate investments, a debt-to-equity ratio of approximately 1.5-to-1, and (ii) with respect to ABL and Life Science investments, a debt-to-equity ratio of approximately 1-to-1 (in each case, calculated excluding both the portion of any investment that the Company expects to syndicate, transfer or otherwise dispose of within 180 days of acquisition and any borrowings with respect thereto).

Investment Process Overview

We are committed to our value-oriented investment philosophy, with a focus on the preservation of capital and a commitment to managing downside exposure.

Proprietary Sourcing and Origination

We believe that SCP’s senior investment professionals’ longstanding relationships with financial sponsors, corporate management teams, commercial and investment banks and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We believe the broad expertise of our senior investment team and their ability to draw upon their average of over 20 years of investment experience enables us to identify, assess and structure investments successfully.

We expect that the Company will benefit from SCP’s extensive experience investing in middle market companies. With the benefit of approximately $8 billion of investments made to over 360 companies as of December 31, 2018, SCP has developed an extensive database of information on middle market issuers and industries. The Adviser’s investment team is expected to include a number of SCP’s specialists in cash flow lending to sponsor-backed companies, asset-based lending and healthcare lending. We believe that the in-depth experience of SCP’s investment team in investing throughout various stages of the economic cycle provides us with access to ongoing market insights in addition to a powerful asset for investment sourcing.

Our senior investment team’s strong relationship network is enhanced by the collaborative role SCP plays in the private equity industry. SCP is an independent credit platform that does not pursue traditional private equity strategies, so the Company is not expected to be seen as a competitive threat to financial sponsors seeking to acquire a company. Our ability to offer tailored solutions, certainty of capital and scale is expected to provide us with greater deal flow. We also expect that our reputation as a constructive partner and a flexible “solutions provider” with a proven ability to evaluate highly complex situations should result in the ability to source a significant number of investment opportunities for the Company.

Additionally, the investment team has a well-developed network of relationships that includes industry executives, consultants, traders, brokers, advisors, lawyers, accountants, investment bankers and other industry sources, which can result in early notification of developing investment opportunities.

We expect that the Adviser will view up to approximately 900 opportunities annually but due to in-depth diligence and screening, less than 5% of opportunities viewed are expected to result in completed investments.

Due Diligence

Our “private equity” approach to credit investing typically incorporates extensive in-depth due diligence often alongside the financial sponsor. In conducting due diligence, we use publicly available information as well as information from the investment team’s extensive relationships with former and current management teams, consultants, competitors and investment bankers. We believe our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis. Furthermore, we believe that the combination of our extensive industry knowledge and relationships provide the Company a significant advantage in identifying potential risks.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review and valuation of assets, including appraisals;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits;

•	discussions with management, employees, customers or vendors of the potential portfolio company;

•	review of material legal documents and legal issues;

•	review of third party due diligence report including quality of earnings, field exams, industry reports; and

•	background investigations on management and company.

We also expect to evaluate the financial sponsor making the investment. Further, due to SCP’s considerable repeat business with sponsors, the Adviser’s investment team has direct experience with the management teams of many sponsors. A financial sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The financial sponsor is evaluated using several key criteria, including:

•	investment track record;

•	industry experience;

•	capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	reference checks.

Throughout the due diligence process, a deal team is in frequent dialogue with the management team and sponsor of the company in which we are considering to invest to ensure that any concerns are addressed as early as possible through the process, which we believe increases the likelihood that unsuitable investments are filtered out before considerable time has been invested.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to the Investment Committee, which then determines the initial investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

•

Stable Earnings and Strong Free Cash Flow: We seek to invest in companies that have demonstrated strong credit fundamentals with stable earnings through economic cycles. We target companies that we believe can de-lever through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.

•

Value of Assets: The prospective value of the assets, if any, that collateralizes the loans in which we invest, is an important factor in our credit analysis, particularly in our ABL loans. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment, real estate and loans and other financial assets, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions the company’s funding may be derived from a borrowing base determined by the value of the company’s assets.

•

Strong Competitive Position in Industry: We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability.

•

Diversified Customer and Supplier Base: We seek to invest in businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

•

Experienced and Committed Management: We generally require that portfolio companies have an experienced management team. We also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•

Strong Sponsorship: We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

•	Exit Strategy: We seek to predominantly invest in companies which provide multiple alternatives for an eventual exit such as an IPO, sale of company, refinancing of the capital structure, etc.

For our cash flow loans to upper middle market companies, we generally seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest and the repayment of our principal, represents a key means by which we will be able to exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of units or another capital market transaction. We underwrite our investments on a held-to-maturity basis, but expensive capital is often repaid prior to stated maturity. Historically SCP’s investment portfolio has resulted in a three year average life.

Our investment teams work in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

•	buy larger companies with strong business franchises;

•	invest significant amounts of equity in their portfolio companies;

•	value flexibility and creativity in structuring their transactions;

•	possess longer track records over multiple investment funds;

•	have a deeper management bench;

•	have better ability to withstand downturns; and

•	possess the ability to support portfolio companies with additional capital.

We divide our coverage of these sponsors among our more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. Our coverage approach aims to act proactively, consider all investments in the capital structure, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

Structure of Investments

We seek to invest in portfolio companies primarily in the form of first lien senior secured loans and first lien stretch senior secured loans. We seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. We expect that this collateral will take the form of first priority liens on all of the assets of a portfolio company. Opportunistically, we will invest in senior secured loans with second priority liens on the assets of the portfolio company. We may make investments that have a delayed draw feature, which may be viewed as unfunded commitments. We believe that the Company will have sufficient assets to provide adequate cover to satisfy any such unfunded commitments.

Upper Middle Market Cash Flow Lending

Typically, we expect that the Company’s senior secured loans to middle market companies will have a first priority lien on all of the assets of the issuer, may be floating rate, may include upfront fees and may include meaningful prepayment penalties. Covenants are typically included. The loans generally are expected to have a five to six year final maturity and are often repaid within three years.

Middle Market Asset-based Lending

Typically, we expect that the Company’s asset-based loans will have a first priority lien or second priority lien on the assets of the issuer, may be floating rate, and may include upfront fees and meaningful prepayment penalties. As part of the underwriting process, we expect to receive a third-party valuation of the collateral and lend at a discount to the liquidation value. Borrowing base and maintenance covenants are generally expected to be included. The loans generally are expected to have a three to five year final maturity and are often repaid within one to two years.

We plan to differentiate ourselves by focusing on transitional borrowers, which are companies that are either experiencing a restructuring, are capital constrained, have tight execution timelines or have limited access to traditional lenders.

Opportunities in the asset-based lending strategy are not sourced from financial sponsors but from a variety of regional banks, consultants, other asset-based lenders and companies themselves, with the deals that have historically progressed through SCP’s preliminary review having come from 90+ different sources.

Lending to Rapidly Developing Healthcare Companies

Typically, we expect that the Company’s loans to healthcare companies will have a first priority lien, will be floating rate, and will include meaningful prepayment penalties, exit fees and success fees. The loans may include equity features, such as warrants or options to buy a minority interest in the portfolio company. We expect that these warrants will generally have a nominal exercise price and, thus, as a portfolio company appreciates in value, the Company will be well-positioned to achieve additional investment returns from this equity interest. The loans generally are expected to have a 12 to 18 month interest only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years.

Transaction Selection

Following the team’s rigorous due diligence process, the transaction team will discuss the potential investment opportunity with the Investment Committee. Such discussion will often include detailed analyses of various factors, such as (i) the cash flow value creation for cash flow loans, (ii) historic and projected financials, (iii) the key drivers of revenues and the balance between unit volumes and price factors, (iv) key cost components, including raw materials, labor, overhead, insurance, etc., (v) capital expenditures, (vi) working capital needs, (vii) micro and macroeconomic trends that impact the business and industry, (viii) the business’s products and its sales channels, (ix) qualitative analysis of company management, (x) the competitive dynamics of the industry and the target company’s position, (xi) input from third-party consultants, (xii) potential exit considerations, and/or (xiii) a range of other factors relating to a given opportunity. For asset based loans, the core focus is on the Company’s liquidity profile, the liquidation value of the assets or portfolio, quality of controls and procedures, the quality of management, and regulatory risk. For life science lending, the core focus is on the quality of the Company’s product pipeline and stage of development, the investor base and access to additional capital and liquidity, and the quality of management.

It is expected that the Investment Committee will approve or reject investment recommendations, although it may delegate other decisions (including decisions relating to cash management and similar non-material transactions (which shall not be considered “investments” for these purposes), diligence decisions, decisions relating to transactions involving material non-public information and decisions relating to the engagement of consultants, law firms and other service providers) to other investment professionals in their sole discretion. The composition, structure and/or operations of the Investment Committee may change from time to time, each without the consent of or notice to Unitholders.

Ongoing Relationships with Portfolio Companies

We will monitor our portfolio companies on an ongoing basis. We will monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

We have several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to portfolio companies of other SCP clients in the industry, if any;

•	Attendance at and participation in board meetings (as an observer) or lender meetings; and

•	Review of monthly and/or quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, the Adviser also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk factors are generally favorable (including a potential exit)

2	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants, and requires procedures for closer monitoring

4	The investment is performing well below expectations and is not anticipated to be repaid in full

We will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio.

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle market companies in particular. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Michael S. Gross and Bruce Spohler and the other investment professionals of SCP to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Michael S. Gross and Bruce Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Term

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000,000 in capital commitments. The offering period is expected to last for six (6) months following the Initial Closing Date, and will end on a date prior to six (6) months after the Initial Closing Date (the “Offering Period”). The term of the Company will be six (6) years from the end of the Offering Period (unless the Company is terminated earlier as set forth in the LLC Agreement), but may be extended by the Board for up to two (2) consecutive one year periods upon approval of the Fund’s independent directors and the approval of Unitholders, which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement.

The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. Unitholders generally are not permitted to voluntarily withdraw or redeem their Units prior to the termination of the Fund.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Staffing

We do not currently have any employees. Mr. Gross, our Chief Executive Officer and a board member, and Mr. Spohler, our Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SCP. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for SCP. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and serves as our Chief Compliance Officer.

Pursuant to the Investment Management Agreement, the Company has delegated full and exclusive authority and responsibility to the Adviser to invest, reinvest and dispose of the assets of the Company, and (together with the Administrative Coordinator) to manage the day-to-day operations of the Company, subject to the overall supervision of the Board. The Adviser is authorized to delegate all, or any such part as it deems appropriate, of its discretionary management and investment advisory authority and responsibility to any of its members or their respective affiliates.

The Private Offering

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Fund. For those investors who invest through the Access Fund, we expect that the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the Units issued by the Fund to the Access Fund. We also expect that Units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the 1933 Act and (ii) outside the U.S. in accordance with Regulation S under the 1933 Act. Upon a sale of Units to an investor, we expect that the Access Fund will pass its voting rights in the Company through to the Access Fund Investors.

Key Person Event

Prior to the end of the period from the Initial Closing Date until the date that is three (3) years after the end of the Offering Period of the Company (the “Investment Period”), if both Michael Gross and Bruce Spohler (the “Principals”) die, become permanently incapacitated or cease to be actively involved in the management of the Fund, the Investment Period shall terminate and the Company shall be wound down in accordance with the terms of the LLC Agreement. For the avoidance of doubt, if only one of the Principals dies or becomes permanently incapacitated, the preceding sentence will not be triggered. If either Principal voluntarily ceases to be actively involved in the management of the Company, the Company will suspend the Investment Period. If an acceptable replacement is not identified and approved by (i) the independent directors of the Company and (ii) the Unitholders subject to any requirements of the 1940 Act, within 90 days following the suspension of the Investment Period, the Investment Period shall terminate and all new investment activity shall cease.

Regulation as a Business Development Company

A BDC is regulated by the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public unitholders and from other sources to make long-term, private investments in businesses.

The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. However, by signing a Subscription Agreement with the Company, each Unitholder is providing the approval required by the 1940 Act to effectuate the withdrawal of the Company’s election to be regulated as a BDC concurrently with the liquidation or dissolution of the Company. The Company does not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Company’s directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to the Company or its Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, the Company is required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred units we may issue in the future, of at least 150%. The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of directors who are not interested persons and, in some cases, prior approval by the SEC.

On June 13, 2017, SCP received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

The Company is generally not able to issue and sell common units at a price below net asset value per unit without Unitholder approval. The Company may, however, sell common units, or warrants, options or rights to acquire our common units, at a price below the then-current net asset value of our common units if the Board determines that such sale is in the best interests of the Company and the Unitholders, and the Unitholders approve such sale.

The Company is periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the U.S.;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC); and

(c)	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)

Securities of any eligible portfolio company which the Company controls, which, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)

Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees, and general partners held by a BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.

Significant Managerial Assistance to Portfolio Companies

As a BDC, the Company offers, and must provide upon request, significant managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company may also receive fees for these services. The Administrative Coordinator provides such managerial assistance, if any, on the Company’s behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of the Company’s assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or other short-term, U.S. government securities, including agencies, or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s total assets constitute repurchase agreements from a single counterparty, the Company would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to common units if asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, the Company must make provisions to prohibit any distribution to Unitholders or the repurchase of such securities or units unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of total assets for temporary or emergency purposes without regard to asset coverage. The Company may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restricts certain transactions by personnel. The codes of ethics generally do not permit investments by employees in securities that may be purchased or held by the Company.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. A summary of the Proxy Voting Policies and Procedures of our adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of Unitholders. The Company reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of the Company any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Privacy Policy

We are committed to maintaining the privacy of our unitholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our Unitholders, although certain non-public personal information of our Unitholders may become available to us. We do not disclose any non-public personal information about our Unitholders or former unitholders to anyone, except as permitted by law or as is necessary in order to service Unitholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our Unitholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our Unitholders.

Reporting Obligations

We furnish our Unitholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

Unitholders and the public may read and copy any materials we file with the SEC on the SEC’s website (www.sec.gov).

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company and to an investment in Units. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations,” each as in effect as of the date of this report.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting the Company and its Unitholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular Unitholders in light of their individual investment circumstances or to some types of Unitholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, persons holding Units in connection with a hedging, straddle, conversion or other integrated transaction, investors who are subject to the special tax accounting rules under Section 451(b) of the Code, Non-U.S. Unitholders (as defined below) engaged in a trade or business in the U.S., persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual Non-U.S. Unitholders present in the U.S. for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that Unitholders hold their Units as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service, or “IRS,” regarding any matter discussed herein.

For purposes of this discussion, a “U.S. Unitholder” is a beneficial owner of Units that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•	a corporation created or organized in or under the laws of the United States, any state therein or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust if a court within the U.S. is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

For purposes of this discussion, a “Non-U.S. Unitholder” means a beneficial owner of Units that is for U.S. federal income tax purposes that is not a U.S. Unitholder or a partnership (or other entity classified as a partnership for U.S. federal income tax purposes.

If a partnership (or other entity classified as a partnership, for U.S. federal income tax purposes) holds Units, the treatment of the partnership and each partner for U.S. federal income tax purposes generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. An investor considering an investment in a partnership that will invest in Units should consult the disclosure documents provided to such investor from such partnership in conjunction with this discussion to determine the applicability of this discussion to an indirect investment in Units through such partnership. In addition, such investor should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of interests in a partnership and of Units by such partnership in light of such partner’s particular circumstances.

Taxation of the Company

The Company intends to elect to be treated as a RIC under Subchapter M of the Code for 2018 and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.

To qualify as a RIC, the Company must, among other things:

•

derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock, securities or foreign currencies, other income derived with respect to the business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

•	diversify holdings so that, at the end of each quarter of each taxable year:

•

at least 50% of the value of total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of total assets and not more than 10% of the outstanding voting securities of such issuer, and

•

not more than 25% of the value of total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that the Company controls and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, the Company (but not its Unitholders) is generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that it distributes to Unitholders in any taxable year with respect to which it distributes an amount equal to at least 90% of the sum of (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Company intends to distribute annually all or substantially all of such income. Generally, if the Company fails to meet this Annual Distribution Requirement for any taxable year, it will fail to qualify as a RIC for such taxable year. To the extent the Company meets the Annual Distribution Requirement for a taxable year, but retains net capital gains for investment or any investment company taxable income, it is subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Company may choose to retain net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

The Company is subject to a nondeductible 4% U.S. federal excise tax on certain of its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of:

•	at least 98% of ordinary income (not taking into account any capital gains or losses) for the calendar year;

•

at least 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and

•	any income and gains recognized, but not distributed, from previous years on which the Company paid no U.S. federal income tax.

While the Company currently expects to distribute any income and capital gains in order to avoid the imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.

The Company is authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it is not permitted to make distributions to Unitholders while any senior securities are outstanding unless it meets the applicable asset coverage ratios. Moreover, the Company’s ability to dispose of assets or otherwise distribute amounts necessary to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio, (2) other requirements relating to status as a RIC, including the Diversification Tests and/or (3) the limitations under one or more credit facilities. If the Company disposes of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If the Company’s expenses in a given year exceed investment company taxable income, it would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Company may, for tax purposes, have aggregate taxable income for several years that it is required to distribute and that is taxable to Unitholders even if such income is greater than the aggregate net income the Company actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, Unitholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Check-the-Box Election and Failure to be Taxed as a RIC

In connection with the intention to be taxed as a RIC, the Company will file a check-the-box election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company intends to elect, and expects to qualify, to be treated as a RIC for 2018 and intends to qualify to be treated as a RIC annually thereafter, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys initial capital and builds a portfolio. If the Company is unable to qualify as a RIC (or has previously qualified as a RIC, but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable), it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If the Company has previously qualified as a RIC and subsequently fails to qualify, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Company Investments

Certain investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) causes the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. The Company monitors transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification as a RIC but there can be no assurance of success in this regard.

Taxable Subsidiaries. Some of the income and fees that the Company may recognize will not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify the Company from RIC tax treatment as a result of a failure to satisfy the 90% Gross Income Test, it may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce the Company’s return on such income and fees.

Passive Foreign Investment Companies. If the Company purchases shares in a “passive foreign investment company,” or PFIC, it may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by the Company to Unitholders. Certain elections are available under certain circumstances that may allow the Company to ameliorate the impact of this tax. Such elections, however, may require the Company to recognize in a year income in excess of our distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. The IRS and U.S. Treasury Department have issued proposed regulations that provide that the income inclusions are not be good income under certain circumstances for purposes of the 90% Income Test unless the Company receives a cash distribution from such entity in the same year attributable to the included income. If these regulations are finalized, the Company will carefully monitor our investments to avoid disqualification as a RIC.

Debt Instruments. In certain circumstances, the Company may be required to recognize taxable income prior to the time at which it receives cash. For example, if the Company holds debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), it must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received in the same taxable year. Because any OID accrued will be included in investment company taxable income for the year of accrual, the Company may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though it will not have received any corresponding cash amount.

Warrants. Gain or loss realized from the sale or exchange of warrants acquired as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long the Company held a particular warrant and on the nature of the disposition transaction.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time the Company accrues income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such receivables or pays such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of investment company taxable income to be distributed to Unitholders as ordinary income.

General Tax Cooperation

The Company will provide Unitholders with certain information regarding the amount of each distribution by us characterized as a “return of capital distribution,” “interest-related dividend distribution,” “ordinary dividend distribution,” “short term capital gain distribution” or “long term capital gain distribution” for U.S. federal income tax purposes on an estimated basis in connection with such distribution and on a final basis not later than March 1st of the taxable year following the distribution. The Company and the Adviser shall use commercially reasonable efforts to provide Unitholders annually with any other tax information that the Company and the Adviser possess, or can reasonably obtain, reasonably requested by Unitholders in writing, concerning distributions by the Company or redemption of Units by the Company. The Company and the Adviser shall use commercially reasonable efforts to cooperate with Unitholders by providing any additional tax information and/or assisting in the filing of additional tax forms relating to the Company, as reasonably requested by Unitholders.

Tax Proceedings

The Company shall promptly notify Unitholders in writing and provide a copy of any notice received from a U.S. federal, state or local taxing authority, if it is subject to any tax audit or other administrative or judicial proceeding relating to tax matters of the Company. The Unitholders shall have the right to participate at their own expense in any such audit or other proceedings, and we shall take into account and consider in good faith comments and suggestions of the Unitholders regarding such audits or proceedings. The Company shall promptly provide to the Unitholders copies of all material correspondence with any relevant tax authority regarding any audit, inquiry or other similar administrative proceeding in relation to the Company.

Reportable Transactions

The Company and the Adviser shall use reasonable best efforts to not knowingly cause the Company to engage directly or indirectly in a transaction that, as of the date the transaction is entered into by the Company, is a “listed transaction,” a “prohibited reportable transaction,” or a “subsequently listed transaction” (each as defined in Section 4695(e) of the Code).

Importance of Obtaining Professional Advice

The foregoing analysis is not intended as a substitute for careful tax planning. Accordingly, prospective investors in the Company are strongly urged to consult their tax advisors with specific reference to their own situations regarding the possible tax consequences of an investment in the Company.

Item 1A. Risk Factors.

The purchase of Units involves a number of significant risks and other important factors relating to investments in business development companies generally, and relating to the strategy and investment objective of the Company in particular. An investment in the Company is a potentially suitable investment only for a sophisticated investor for whom such an investment does not represent a complete investment program and who, in consultation with its investment and tax advisors, fully understands and is capable of assuming the risks of an investment in the Company.

The Company will hold certain investments and conduct certain activities through investing in wholly-owned SPVs. All references to investments by the Company in this annual report on Form 10-K refer, as the context requires, to investments by either the Company or those SPVs.

There can be no assurance that the Company will achieve its investment objective, that the Company will not lose capital, that the Adviser’s judgment will result in profitable investments by the Company or that the Adviser will successfully be able to implement the Company’s investment strategy. An investment in the Company involves investment considerations and risk factors that prospective investors should consider before subscribing. No guarantee or representation is made that the Company’s investments will succeed.

Certain of the characteristics and risks of the portfolio instruments and investment, hedging, financing and disposition techniques that the Adviser may utilize in managing the Company are set forth below. This is not intended to be a complete description or enumeration of portfolio instruments, investment, hedging, financing or disposition techniques or risks.

The Company’s ability to achieve its investment objective may be affected by, among other things, the factors described below. The Company may also invest in instruments or engage in investment, hedging, financing or disposition techniques other than those described below, including instruments or investment, hedging, financing or disposition techniques that are not in existence as of the date of this annual report on Form 10-K. Consistent with its investment strategy, the Company may invest in instruments and engage in investment, hedging, financing or disposition techniques of any and all types, which exist now or are hereafter created.

The discussion below, to the extent it relates to bankruptcy law or proceedings or to debtors’ and creditors’ rights, is based upon principles of U.S. federal and state laws. Insofar as the Company’s portfolio investments (the Company’s investments are referred to herein as “Portfolio Investments”), include obligations of non-U.S. issuers, or bankruptcy, reorganization or similar proceedings in a country other than the U.S., the laws of such other countries, and the rights and obligations of debtors and creditors in such other countries, under factual circumstances similar to those described below, may or may not be analogous to those described below.

General Risks Related to Investment Strategy

Senior Secured Loans. With respect to the Company’s investments in senior secured loans (including first lien and stretch senior loans), the Company will generally have a security interest in assets of the company, which should mitigate the risk that the Company will not be repaid. However, the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies. Furthermore, if a secured loan is foreclosed, the Company could own the underlying collateral (e.g., real estate), and would be subject to the risks, costs and liabilities associated with owning and disposing of the collateral.

Subordinated Loans. The Company may invest in subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists. In addition, the Company will be subject to the potential risks of foreclosure and ownership of underlying collateral described in “—Senior Secured Loans” above.

Mezzanine Securities. The Company may invest in unsecured securities that are senior to units or other equity securities (“Mezzanine Securities”). Mezzanine Securities are subordinated to substantial amounts of senior debt, all or a portion of which may be secured. As a result, holders of Mezzanine Securities are generally not entitled to receive any payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the legal remedies available to holders of Mezzanine Securities are normally limited by restrictions benefiting senior creditors. In the event a company in which the Company holds Mezzanine Securities cannot generate adequate cash flow to meet senior debt service, the Company may suffer a partial or total loss of capital invested. Because issuers of Mezzanine Securities are often highly leveraged, their relatively high debt-to-equity ratios create increased risks that their operations will not be able to generate adequate cash flow to meet senior debt service.

Unsecured Loans or Debt. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Prepayment Risk. The terms of loans in which the Company invests may permit borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations.

Investment Modification Risk. The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligation arising from Portfolio Investments could be modified, amended or waived in a manner contrary to the preferences of the Company if a sufficient number of the other lenders concurred with such modification, amendment or waiver. There can be no assurance that any obligations arising from a Portfolio Investment will maintain the terms and conditions to which the Company originally agreed.

Collateral Risk. The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If one or more Portfolio Investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such Portfolio Investments made by the Company. Accordingly, any such failure to properly create or perfect collateral and security interests attaching to the Portfolio Investments could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units. A component of the Adviser’s analysis of the desirability of making a given investment relates to the estimated residual or recovery value of such Portfolio Investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such Portfolio Investment. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third-party pricing information may not be available. If the recovery value of the collateral associated with the Portfolio Investments in which the Company invests decreases or is materially worse than expected by the Company, such a decrease or deficiency may affect the value of the Portfolio Investments made by the Company. Accordingly, there may be a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units.

Defaults. The Company may make investments in loans, or securities backed by loans, that may be at the time of their acquisition, or may become after acquisition, non-performing loans. In the event of any default under a loan directly held by the Company or a loan underlying a security held by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan, which could have a material adverse effect on the Company’s cash flow from operations. Other non-performing loans may require workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the original principal amount of such loans. Further, even if a restructuring were successfully accomplished, unless the restructuring provided for full amortization on or prior to maturity and the borrower strictly complied with that restructuring, a risk exists that upon maturity of such loans, replacement financing will not be available and such loans may not be repaid. In the event of the bankruptcy of a borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, and realizing any value under such circumstances can be an expensive and lengthy process that could have a substantial negative effect on the anticipated return on the loan and on the security backed by such loan. Other risks attendant to a bankruptcy filing are described below. The foregoing statement does not apply in the context of a borrower insolvency case commenced under chapter 13 of the U.S. Bankruptcy Code where the underlying collateral is used as the principal residence of the borrower, but in such instances, the lender will nonetheless be stayed from the collection of its claim, taking possession of the collateral, and enforcing its lien unless and until the lender obtains relief from the automatic stay under the U.S. Bankruptcy Code.

Litigation and Related Risks Associated with Origination and Servicing. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state Attorneys General, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent the Company seeks to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, the Company will be subject to enhanced risks of litigation, regulatory actions and other proceedings. As a result, the Company may be required to pay legal fees, settlement costs, damages, penalties or other charges, any or all of which could materially adversely affect the Company and its investments.

Ability to Originate Loans on Advantageous Terms; Competition and Supply. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate a portion of one or more investments to certain other funds or accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors and/or third parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans or the prospects for successful repayment or a successful reorganization or similar action.

Risks Associated with Originating Loans to Companies in Distressed Situations. As part of their lending activities, the Company or its affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to the Company, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that the Company funds, the Company may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by the Company or its affiliates to the borrower.

Risks Relating to Bank Loans and Corporate Loans. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks.

Holders of bank loans, corporate loans and other forms of direct indebtedness depend primarily upon the creditworthiness of the corporate or other borrower for payment of principal and interest. If the Company does not receive scheduled interest or principal payments on such indebtedness, the value of the Company’s investments could be adversely affected. The Company may invest in secured and unsecured bank loans and corporate loans. Bank loans and corporate loans that are fully secured may offer the Company more protection than an unsecured loan in the event of non-payment of scheduled interest or principal. However, there is no assurance that the liquidation of any collateral from a secured bank loan or corporate loan would satisfy the borrower’s obligation, or that such collateral could be liquidated. In the event of the bankruptcy of a borrower, the Company could experience delays or limitations in its ability to realize the benefits of any collateral securing a loan and could be compelled to accept new instruments or interests in respect of its claims under the bank loan in a plan of reorganization. These new instruments or interests may be on terms different from prevailing market terms for similar instruments and interests.

Bank loans usually require, in addition to scheduled payments of interest and principal, the prepayment of the bank loan from free cash flow. The degree to which borrowers prepay bank loans, whether as a contractual requirement or at their election, may be affected by general business conditions, the financial condition of the borrower and competitive conditions among lenders, among others. As such, prepayments cannot be predicted with accuracy. Upon a prepayment, either in part or in full, the actual outstanding debt on which the Company derives interest income will be reduced. The effect of prepayments on the Company’s performance may or may not be mitigated by the receipt of prepayment fees and/or the Company’s reinvestment of prepayments in other bank loans that have similar or identical yields.

The Company may purchase “assignments” of bank loans from lenders. The purchaser of an assignment typically succeeds to all the rights and obligations under the loan agreement with the same rights and obligations as the assigning lender. Assignments may, however, be arranged through private negotiations between potential assignees and potential assignors, and the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assigning lender.

The Company may also invest in “participations” in bank loans. Participations by the Company in a lender’s portion of a bank loan typically will result in the Company having a contractual relationship only with such lender, not with the borrower. As a result, the Company may have the right to receive payments of principal, interest and any fees to which it is entitled only from the lender selling the participation and only upon receipt by such lender of such payments from the borrower. In connection with purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights with respect to any funds acquired by other lenders through set-off against the borrower, and the Company may not directly benefit from any collateral supporting the bank loan in which it has purchased the participation. As a result, the Company assumes the credit risk of both the borrower and the lender selling the participation.

In many cases bank loans and loan participations would not be deemed to be securities for purposes of U.S. federal and/or state securities laws. As a result, an investment in bank loans would not be afforded the same protections as an investment in securities, such as the extensive disclosure requirements under U.S. federal and/or state securities laws, which may adversely impact the Company’s ability to seek recourse in respect of such investments. Similarly, the documentation evidencing bank loans and loan participations will not necessarily be maintained with the Company’s custodian.

Investments in Life Science Industry. Various segments of the life science industry are (or may become) (i) highly regulated at both the federal and state levels in the U.S. and internationally, (ii) subject to frequent regulatory change and (iii) dependent upon various government or private insurance reimbursement programs. While the Company may make investments in companies that comply with relevant laws and regulations, certain aspects of their operations may not have been subject to judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or an adverse change in the regulatory requirements or reimbursement programs, could have a material adverse effect on the operations of the companies in which the Company invests. Recent legislative changes have had, and will likely continue to have, a significant impact on the life science industry. In addition, various legislative proposals related to the life science industry are introduced from time to time at the U.S. federal and state level, and any such proposals, if adopted, could have a significant impact on the healthcare industry.

The life science industry spends heavily on research and development and in relatively new technologies. Research findings and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Certain new technologies are more costly and time-consuming to reach viability and such companies may have difficulty establishing a market presence. Developing technologies are also more likely to have undeveloped regulatory frameworks and therefore there is a greater risk that regulatory developments may adversely affect the industry. Any such development could have a material adverse effect on the companies in which the Company invests.

General Economic and Market Risk. The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally, such as real or perceived adverse economic conditions, supply and demand for particular instruments, changes in the general outlook for certain markets or corporate earnings, interest rates, announcements of political information or adverse investor sentiment generally. The market values of the Company’s investments may decline for a number of reasons, including increases in defaults resulting from changes in overall economic conditions and widening of credit spreads. Unfavorable market conditions may also increase funding costs, limit access to the capital markets or result in credit terms changing or credit becoming unavailable. These events could have an adverse effect on the Company’s investments and the Company’s overall performance.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the timing of Brexit.

The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and the Company’s investments.

Events such as war, terrorism and related geopolitical risks have led, and may in the future lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. Those events could also have an acute effect on individual issuers or related groups of issuers. These risks could also adversely affect individual issuers and securities markets, interest rates, auctions, secondary trading, ratings, credit risk, inflation, deflation and other factors relating to the Company’s investments.

Continuing market uncertainty may have a significant impact on the business of the Company. Among other things, the level of investment opportunities may decline from the Adviser’s current expectations. One possible consequence is that the Company may take a longer than anticipated period to invest capital and/or the Company may be relatively concentrated in a limited number of investments. Consequently, during this period, the returns (if any) realized by Unitholders may be substantially adversely affected by the unfavorable performance of a small number of these investments. Furthermore, market conditions may unfavorably impact the Company’s ability to secure leverage on terms as favorable as more established borrowers in the market, or to obtain any leverage on commercially favorable terms. To the extent the Company is able to secure financing for investments, increases in interest rates or in the risk spread demanded by financing sources would make the use of leverage more expensive and could limit the Company’s ability to structure and consummate its investments. Although the Adviser believes that recent market dislocations will result in attractive investment opportunities, the Company may not be able to time the acquisition or disposition of its investments correctly, which could result in further depreciation in values.

General Credit Risk. The Company is subject to significant credit risk (i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (e.g., a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Investments in stressed or distressed companies inherently have more credit risk than do similar investments in other companies. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser also expects to utilize various third parties that hold Company assets (such as the Custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard.

General Leverage Risks. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse or non-recourse basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty).

The use of leverage has the potential to magnify the gains or the losses on investments and to make the Company’s returns more volatile. Moreover, if the Company is required to deliver as a result of changing market conditions or otherwise, it may be forced to sell Portfolio Investments at inopportune times or at disadvantageous prices. On the other hand, while the Company will have the flexibility to use leverage, there can be no guarantee that leverage can be obtained, or obtained on terms and pricing the Adviser finds attractive, especially in the current market environment. As a result, prospective investors in the Company should recognize that Portfolio Investments may not be leveraged, or may be leveraged at an amount below any leverage level otherwise expected by the Adviser. Moreover, even if leverage can be arranged, the Company is not obligated to utilize such leverage and may do so at the sole discretion of the Adviser. Should leverage not be obtained or utilized by the Company, the returns for the Company may be lower than they would have been had such leverage been obtained and utilized.

In connection with any leverage utilized by the Company, the Company may secure its obligations with respect thereto with any and all of its assets, including its right to receive capital contributions from the Unitholders, pursuant to a pledge or other security agreement on terms that the Company determines are fair and reasonable to the Company. If the Company were to default on its obligations under such transactions, the counterparty could foreclose on the collateral and take possession of the Company’s assets and/or call capital from the Unitholders for purposes of repaying debt.

The terms of any leverage utilized by the Company are likely to impose significant restrictions on the Company’s operations and investment program, including as to the Company’s ability to pay distributions, incur additional leverage and engage in certain transactions.

Investments in Smaller and Middle Market Companies. The Company expects to invest primarily in smaller and middle market companies. While smaller and middle market companies generally have potential for rapid growth, they often involve higher risks because they may lack the management experience, financial resources, product diversification, competitive strength and access to capital of larger companies. In addition, in many instances, the frequency and volume of the trading of securities for such companies may be substantially less than is typical of larger companies. As a result, the securities of smaller and middle market companies may be subject to wider price fluctuations. When liquidating positions in smaller and middle market companies, the Company may have to sell portfolio holdings at discounts from quoted prices or may have to make a series of small transactions over an extended period of time. Investments in such companies may also be particularly difficult to analyze due to (among other factors) limited attention from analysts and large institutional investors, limited access to liquidity sources and, in certain cases, limited publicly available financial information. With respect to the Company’s investments in SME and similar loans, the Company may receive less borrower information, receive less collateral and be subject to heightened default risk as compared to loans made to other types of entities.

Hedging Transactions and Related Risks. The Company may, but is not required to, engage in hedging transactions. In particular, as many of the Company’s Portfolio Investments are expected to consist of relatively illiquid securities whose price behavior is not particularly correlated to general fixed income or equity index returns, such Portfolio Investments are expected to be difficult or expensive to hedge, and as such the Company may not employ any hedging strategy in respect of such Portfolio Investments (including with respect to their credit risk). To the extent the Adviser employs a hedging strategy for the Company, the success of any such hedging strategy will depend, in part, upon the Adviser’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments being hedged. Since the characteristics of many securities change as markets change or time passes, the success of the Company’s hedging strategy will also be subject to the Adviser’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Company may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Company than if it had not engaged in such hedging transactions. For a variety of reasons, the Adviser may not seek to establish a precise correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imprecise correlation may prevent the Company from achieving the intended hedge or expose the Company to risk of loss. Additionally, the Adviser may not hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because it does not foresee the occurrence of the risk. Moreover, there is no guarantee that the Company’s intended hedging strategy will be successful in hedging out the subject risks.

Due Diligence Risk. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The due diligence process may at times be required to rely on limited or incomplete information. The Adviser expects to select Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilites may be significant and could reduce Company returns.

Interest Rate Risk. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). The Company’s other investments and transactions (e.g., derivatives) may also be affected by changes in interest rates. Declines in market value, if not offset by any corresponding gains on hedging instruments, may ultimately reduce earnings or result in losses to the Company.

The prices of long-term debt obligations generally fluctuate more than prices of short-term debt obligations as interest rates change. To the extent the Company invests in longer-term Portfolio Investments, it will be impacted to a greater degree by changes in market interest rates than if the Company invested primarily in short-term debt securities.

Liquidity Risk. Most of the Company’s Portfolio Investments at any given time are expected to be illiquid, such that either no market exists for them or they are restricted as to their transferability under federal, state or foreign securities laws. Similarly, the Adviser may from time to time possess material, non-public information about an issuer, which could limit the ability of the Company to buy and sell Portfolio Investments. The illiquid nature of the Company’s positions may make it difficult, if not impossible, for the Company to (i) close out unprofitable positions and redeploy capital, except when a viable exit strategy can be developed (which may require a much longer commitment than the Adviser had anticipated), and (ii) meet margin calls or similar requirements of Company transaction counterparties to furnish additional liquid collateral. In addition, the sale of the Company’s investments may be made at substantial discounts and/or otherwise disadvantageous terms.

Inflation/Deflation Risk. Inflation risk is the risk that the value of assets or income from the Company’s Portfolio Investments will be worth less in the future as inflation decreases the value of payments at future dates. As inflation increases, the real value of the Company’s portfolio could decline and the interest payments on Company borrowings, if any, may increase. Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effect on the creditworthiness of issuers and may make issuer default more likely or materially impair the ability of distressed issuers to restructure, which may result in a decline in the value of the Company’s portfolio. Though the Company may enter into instruments related to inflation or deflation (such as inflation-indexed bonds), it is under no obligation to do so.

Counterparty Risk. The Company is exposed to counterparty risk when trading on a “delivery versus payment” basis, and at times a more significant level of counterparty risk to the extent it (among other things) uses over-the-counter derivatives, listed derivatives, and futures, enters into repurchase agreements, trades agency mortgage-backed securities in the To-Be-Announced (“TBA”) market, lends its portfolio securities or allows a prime broker, if any, or an over-the-counter derivatives counterparty to retain possession of collateral and/or other assets. The Company may experience a loss to the extent certain transactions have increased in value but the counterparty fails to meet its contractual obligations, goes bankrupt, or otherwise experiences a business interruption; in addition, any such events may result in the complete or partial loss of any collateral posted as margin. The Company is not subject to any limits on its exposure to any one counterparty nor to a requirement that counterparties maintain a specific rating by a nationally recognized rating organization to be considered for potential transactions. To the extent that the Adviser’s view with respect to a particular counterparty changes (whether due to external events or otherwise), existing transactions are not required to be terminated or modified.

While counterparty risk is always present in each transaction, it can also be more pronounced during unusually adverse market conditions or during periods of market volatility. This may result in, among other things, the Company having a greater need for cash or securities to secure the Company’s increased mark-to-market exposure in connection with the derivatives transactions in its portfolio.

Certain markets in which the Company may effect transactions are bilateral over-the-counter or interdealer markets, and may also include unregulated private markets. The lack of a common clearing facility in these bilateral markets creates increased counterparty risk. The participants in such markets typically are not subject to the same level of credit evaluation and regulatory oversight as are members of exchange-based or regulated markets. This exposes the Company to the direct risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Company to suffer a loss. Counterparty risk exists in transactions with both long and short maturities, where events may intervene to prevent settlement. In addition, the Company may also be exposed to similar risks with respect to non-U.S. brokers in jurisdictions where there are delayed settlement periods.

There can be no assurance that a counterparty will be able or willing to make timely settlement payments or otherwise meet its obligations, especially during unusually adverse market conditions. A default of a counterparty may cause trades with such counterparty not to settle and therefore result in a loss. The Company typically may only close out over-the-counter transactions with the relevant counterparty, and may only transfer a position with the consent of the particular counterparty.

In connection with entering into derivatives transactions, the Company typically will post variation margin (i.e., mark-to-market) to, and receive variation margin from, its counterparties. In some cases, the Company will be required to post initial margin (i.e., a significant upfront deposit unrelated to the transaction’s marked-to-market value) to its counterparties. In the case of bilateral over-the-counter derivatives transactions, the Company or the counterparty, as applicable, will directly hold collateral posted to it by the other party to the transaction, and such collateral will not be held by a central clearing house. The parties typically exchange variation margin on a daily basis based on the marked-to-market value of the transaction. When a counterparty’s obligations are not fully secured by collateral or if the Company posts initial margin directly to a counterparty, then the Company is essentially an unsecured creditor of the counterparty. If the counterparty defaults, the Company will have contractual remedies, but there is no assurance that a counterparty will be able to meet its obligations pursuant to such contracts or that, in the event of default, the Company will succeed in enforcing contractual remedies. Counterparty risk still exists even if a counterparty’s obligations are secured by collateral because the Company’s interest in collateral may not be perfected or additional collateral may not be promptly posted as required. Significant market movements may occur in a short amount of time, which could cause a party to be significantly under-collateralized. Counterparty risk also may be more pronounced if a counterparty’s obligations exceed the amount of collateral held by the Company (if any), the Company is unable to exercise its interest in collateral upon default by the counterparty or the collateral decreases in value, or the termination value of the instrument varies significantly from marked-to-market value of the instrument.

As noted above, the Company may provide certain of its assets as collateral to counterparties in connection with derivatives transactions or forward/repo contracts. Such assets typically are subject to a “haircut,” as a result of which the counterparties may be over-collateralized with respect to the Company. Such haircuts may vary in size depending on the type of collateral posted and/or the type of transaction entered into with a counterparty. To the extent the Company allows a counterparty to retain possession of any collateral and/or other assets, the Company may be treated as an unsecured creditor of such counterparty in the event of the counterparty’s insolvency, and may lose some or all of the collateral posted.

Due to the nature of the Company’s investments, the Company may enter into over-the-counter derivatives transactions and/or execute a significant portion of its securities transactions through a limited number of counterparties, and events that affect the creditworthiness of any of those counterparties may have a pronounced effect on the Company. Additionally, the Company may be exposed to documentation risk, including the risk that the parties may disagree as to the proper interpretation of the terms of a contract (e.g., the definition of default). The Adviser typically evaluates the creditworthiness of the counterparties to the Company’s transactions or their guarantors prior to and at the time the Company enters into a transaction. The Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty. The ability of the Company to transact business with any one of a number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Company.

Counterparty risk with respect to derivatives will be affected by new rules and regulations affecting the derivatives market. Certain derivatives transactions are required to be centrally cleared, and (once centrally cleared) a party to a cleared derivatives transaction is subject to the credit risk of the clearing house and the clearing member through which it holds its cleared position, rather than the credit risk of its original counterparty to the derivatives transaction. Credit risk of market participants with respect to derivatives that are centrally cleared is concentrated in a few clearing houses, and the failure of a clearing house of centrally cleared derivatives has yet to occur; therefore, it is unclear what impact an insolvency of a clearing house would ultimately have on the Company or the financial system generally. A clearing member is obligated by contract and by applicable regulation to segregate all funds received from customers with respect to cleared derivatives transactions from the clearing member’s proprietary assets. However, in the U.S. all funds and other property received by a clearing member from its customers with respect to cleared derivatives are generally held by the clearing member on a commingled basis in an omnibus account, and the clearing member may invest those funds on a limited basis in certain instruments permitted under the applicable regulations. Therefore, the Company might not be fully protected in the event of the bankruptcy of the Company’s clearing member because the Company would be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing member’s customers for a relevant account class. In addition, if a clearing member does not comply with the applicable regulations or its agreement with the Company, or in the event of fraud or misappropriation of customer assets by a clearing member, the Company could have only an unsecured creditor claim in an insolvency of the clearing member with respect to the margin held by the clearing member.

The Company’s ability to exercise remedies, such as the termination of transactions, netting of obligations and realization on collateral, in the event of an insolvency of its counterparties (or their affiliates) could be stayed or eliminated under new special resolution regimes adopted in the U.S. and various other jurisdictions. Such regimes provide government authorities with broad authority to conduct a resolution of a financial institution that is in danger of default. With respect to counterparties who are subject to such proceedings in the European Union (“EU”), the liabilities of such counterparties to the Company could be reduced, eliminated or converted to equity (sometimes referred to as a “bail in”).

Many of the Company’s investments are expected to be in alternative transactions (e.g., company/entity investments), which often have transaction terms (including those relating to the leveraging of such investments) that are specific to that particular transaction, and depart from the more common practice of acquiring liquid securities from broker-dealers on the secondary market. Counterparty risk is also greater to the extent a transaction is not effected on a “delivery versus payment” basis. Such transactions may give rise to (among other things) risks associated with settlement and other performance obligations of transaction parties. In these situations, counterparty and related risks are expected to be evaluated on a case-by-case basis by the Company’s investment team. Such risks may be particularly difficult to evaluate due to the idiosyncratic nature of such transactions, and there can be no assurance that the Company’s investment team will be successful in this regard.

Financial Fraud. Instances of fraud and other deceptive practices committed by management, employees or Service Providers of the Company’s Portfolio Investments or by other financial institutions may undermine the Adviser’s due diligence efforts with respect to, and/or negatively affect the valuation of, the Company’s Portfolio Investments. In addition, financial fraud may contribute to overall market volatility, which can negatively impact the Company’s investment program.

OFAC, FCPA and Related Considerations. Economic sanction laws in the U.S. and other jurisdictions may prohibit the Adviser, its personnel and the Company from transacting with or in certain countries and with certain individuals and companies. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These types of sanctions may restrict the Company’s investment activities.

In some countries, there is a greater acceptance than in the U.S. of government involvement in commercial activities, and of corruption. The Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for Portfolio Investments to obtain or retain business.

In recent years, the U.S. Department of Justice and the U.S. Securities and Exchange Commission (“SEC”) have devoted greater resources to enforcement of the U.S. Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. Violations of the FCPA or other applicable anti-corruption laws or anti-bribery laws could result in, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect the Company’s ability to achieve its investment objective and/or conduct its operations.

General Risks Related to the Company

Risk of Loss. An investment in the Company is highly risky. There can be no assurance that the Company will achieve its investment objective or any particular level of returns. An investor may lose all of its money by investing in the Company. Among other things, the Company may invest in assets that are underperforming or non-performing and/or in securities of issuers who are under financial stress. By their nature, such investments are considered speculative and entail substantial risks that are generally higher than the risks of investments in performing assets and securities of issuers that are not under financial stress. Any losses in the Company will be borne solely by investors in the Company and not by the Adviser or any of its respective affiliates (except to the extent they invest capital in the Company, in which case they, with respect to such capital invested, will bear their pro rata portion of such loss).

Lack of Operating History. The Company expects to begin operations in 2019 and will have no operating history with which to evaluate its future performance. The past performance of other investment vehicles managed by SCP or any of its personnel at their prior firms cannot be relied upon as an indicator of the Company’s success. In addition, although the Company is expected to have a similar strategy and overlapping investment personnel with certain prior investment vehicles managed by SCP, there will be significant differences which may make comparisons between the Company and such prior investment vehicles less relevant than would otherwise be the case. An investor in the Company must rely upon the ability of the Adviser in identifying Portfolio Investments and implementing the Company’s investment strategy.

No Market for Units. Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed. A Unitholder is not expected to be able to sell, assign or transfer its Units. In addition, transfers of Units may be affected by restrictions on resales imposed by federal and state securities laws. The Units are not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be transferred unless registered under applicable federal and state securities laws or unless an exemption from such laws is available. The Company has no plans, and is under no obligation, to register the Units under the Securities Act or any state securities laws. No market exists for the Units, and none is expected to develop. Therefore, an investment in the Company must be considered illiquid and must only be made by persons that are able to bear the risk of their investment in the Company for an indefinite period of time.

Management Risk and Reliance on Management. The Company is subject to management risk because the Adviser actively manages its investment portfolio. The Adviser will apply investment and disposition techniques and risk analyses in making investment and disposition decisions for the Company, but there can be no guarantee that these will produce the desired results. In addition, as Unitholders may not participate in the management of the Company, only investors who are willing to entrust all aspects of the management of the Company to the Adviser should subscribe for Units.

The success of the Company is highly dependent on the financial and managerial expertise of the Adviser and any consultants or other service providers retained by the Company. The success of the Adviser is highly dependent on the financial and managerial expertise of the investment professionals, who may not continue to be employed by or associated with the Adviser during the entire term of the Company. In addition, a number of members of the professional staff of the Adviser are investors in other investment vehicles advised by SCP and are actively involved in managing the investment decisions of these investment vehicles, as well as investment decisions of other clients of SCP. Accordingly, the members of the professional staff of the Adviser have demands on their time for the investment, monitoring and other functions of other funds and other clients advised by SCP. In addition, competition in the financial services, private equity and alternative asset management industries for qualified investment professionals is intense. The Adviser’s continued ability to effectively manage the Company’s investments depends on its ability to attract new investment professionals and to retain and motivate its existing investment professionals.

Notwithstanding the foregoing, at any time during the Company’s term, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new

Investment Management Agreement. Although it is expected that (x) any new investment adviser would be a registered investment adviser under the Advisers Act, (y) the management fee and incentive fee payable by the Company to such entities would be identical to that payable to the Adviser and (z) certain investment professionals would continue to be responsible for managing the Company’s assets, there is no guarantee that any or all of such characteristics will apply to any such new investment adviser.

The Investment Committee may delegate non-investment decisions (including decisions relating to cash management and similar non-material transactions (which shall not be considered “investments” for these purposes), diligence decisions, decisions relating to transactions involving material non-public information and decisions relating to the engagement of consultants, law firms and other service providers) to other investment professionals in their sole discretion. Any decisions made by such subset or other investment professionals may be materially different and/or less optimal than decisions that would have been made by the Investment Committee.

Referral Relationships with Financial Sponsors. The Adviser expects that the professional staff of the Adviser will maintain and develop their relationships with financial sponsors, including venture capital sponsors, and the Company will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the professional staff of the Adviser have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company. If the Adviser is unable to source investment opportunities, the Company may hold a greater percentage of its assets in cash and cash equivalents than anticipated, which could impact potential returns on the Company’s portfolio.

Recourse to the Company’s Assets. The Company’s assets, including any Portfolio Investments made by the Company and any capital held by the Company, are available to satisfy all liabilities and other obligations of the Company. In addition, the Company may pledge its right to call capital from Unitholders. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the Portfolio Investment giving rise to the liability. To the extent the Company chooses to use special-purpose entities for individual transactions to reduce recourse risk (and it may, but will be under no obligation to do so), the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing or substantive consolidation.

Unspecified Use of Proceeds. The proceeds from the issuance of the Units are intended to be invested in Portfolio Investments. Unitholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the investments in which the proceeds from the issuance of the Units will be invested and, accordingly, are dependent upon the judgment and ability of the Adviser in investing and managing the capital of the Company.

Identification of Potential Investment Opportunities. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment.

Competition; Potential for Insufficient Investment Opportunities. The business of identifying and effecting investments of the types contemplated by the Adviser is competitive and there can be no assurance that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to the Company. Increased competition for, or a diminishment in the available supply of, potential Portfolio Investments could result in lower returns on such Portfolio Investments. The Company may engage in auction or similar bidding processes with respect to certain Portfolio Investments, which processes are often highly competitive and may involve numerous other bidders about which the Company possesses limited or no information; as a result, the foregoing considerations will be applicable with respect to any such processes.

Insufficient Capital for Follow-On Investments. Following its initial investment in a Portfolio Investment, the Company may have the opportunity to increase its investment in such Portfolio Investment. There is no assurance that the Company will make follow-on investments or that the Company will have sufficient resources to, or be permitted to, make such investments. Any decision not to make follow-on investments or the Company’s inability to make them may have a substantial negative impact on the company in need of such an investment, may result in missed opportunities for the Company or may result in dilution of the Company’s investment.

Concentration of Portfolio Investments. The Company may participate in a limited number of Portfolio Investments and, as a consequence, the aggregate return of the Company may be substantially adversely affected by the unfavorable performance of any single investment. The Company has a broad and flexible investment mandate, and, beyond the asset diversification requirements associated with the Company’s intention to comply with the requirements to qualify as a RIC for U.S. tax purposes, and except as noted above, the Company is not subject to any limits or proportions with respect to the mix of permitted Portfolio Investments. As a result, the Company’s Portfolio Investments could potentially be concentrated in relatively few strategies, issuers, industries, markets, geographies or investment types. Such non-diversification would make the Company more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. The Company could be subject to significant losses if it holds a relatively large position in a single strategy, issuer, industry, market, geographic region or a particular type of Portfolio Investment that declines in value, and the losses could increase even further if the Portfolio Investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.

Third-Party Involvement. The Company may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, the Company may be liable for actions of its joint venture partners.

Leveraged Companies. The Company will invest in Portfolio Investments whose capital structures have significant leverage. Such Portfolio Investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such Portfolio Investments will increase the exposure of the Portfolio Investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the Portfolio Investment, its underlying assets or its industry. Additionally, the securities acquired by the Company may be the most junior securities in what may be a complex capital structure, and thus subject to the greatest risk of loss.

Portfolio Turnover. The Company will not place any limit on the rate of portfolio turnover, and Portfolio Investments may be sold or otherwise disposed of without regard to the time they have been held when, in the judgment of the Adviser, investment considerations warrant such action. A high rate of portfolio turnover involves correspondingly greater expenses than a lower rate, may act to reduce the Company’s investment gains or create a loss for investors and may result in significant tax costs for investors depending on the tax provisions applicable to such investors.

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit the Company’s ability to pay distributions. There can be no assurances that the Company will pay distributions to Unitholders in the future.

In certain cases, the Company may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, the Company may have to sell some investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

Furthermore, the middle-market companies in which the Company intends to invest are generally more susceptible to economic down-turns than larger operating companies, and therefore may be more likely to default on their payment obligations during recessionary periods, including the current economic environment. Any such defaults could substantially reduce the Company’s net investment income available for distribution to Unitholders.

U.S. Dollar Denomination of Units. Units are denominated in U.S. Dollars. Investors subscribing for Units in any country in which U.S. Dollars are not the local currency should note that changes in the rate of exchange between U.S. Dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in non-U.S. currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.

Forward-Looking Statements. This report contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this report. Those forward-looking statements reflect the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this report.

Projections. The Company may rely upon projections, forecasts or estimates developed by the Adviser, the Company or an issuer in which the Company is invested concerning the issuer’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements, are inherently uncertain and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; leverage amounts and costs; and the degree to which the Portfolio Investments are hedged and the effectiveness of such hedges. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Valuation of Illiquid Assets. It is expected that the majority of the Company’s investments will be in securities or other financial instruments for which market quotations are not available. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities, from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the Company’s assets or, if available, may not be considered reliable. In particular, recent disruptions in the credit markets have resulted in a severe lack of liquidity for many securities, making them more difficult to value and, in many cases, putting significant downward pressure on prices. Subject to approval by the Board, the Adviser will determine the fair value of securities, loans or other instruments for which market quotes are not readily available (or if extraordinary events occur after the last readily available quotation). There can be no assurance that such valuations will be reliable, accurate or reflective of the prices at which such investments are ultimately realized. In addition, certain of the securities or other assets that the Company seeks to sell or acquire via cross trade may be illiquid and difficult to value, therefore there can be no assurance that such valuation will be accurate.

Assets Believed to Be Undervalued or Incorrectly Valued. Securities that the Adviser believes are fundamentally undervalued or incorrectly valued may not ultimately be valued in the capital markets at prices and/or within the timeframe the Adviser anticipates. As a result, the Company may lose all or substantially all of its investment in any particular instance.

Model Risks. The Adviser may employ financial/analytical models to aid in the selection of the Portfolio Investments, to allocate investments across various strategies and risks and to determine the risk profile of the Company. If any such models are employed, the success of the Company’s investment activities will depend, in large part, upon the viability of these models. There can be no assurance that the models are currently viable, or will remain viable during the term of the Company, due to various factors, including the quality of the data input into the models and the assumptions underlying such models, which to varying degrees involve the exercise of judgment, as well as the possibility of errors in constructing or of using the model. Even if the models function as anticipated, they cannot account for all factors that may influence the returns on the Portfolio Investments. Also, there can be no assurance that the investment professionals utilizing the models will be able to (i) determine that any model is or will become not viable or not completely viable or (ii) notice, predict or adequately react to any change in the viability of a model. The use of a model that is not viable or not materially viable could, at any time, have a material adverse effect on the performance of the Company.

Third-Party Litigation. The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain Portfolio Investments. The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings.

Broad Indemnification. The Company and/or the Adviser on behalf of the Company may enter into various agreements or arrangements which limit the liability of its Service Providers, including the Adviser and its affiliates, the Administrative Coordinator, the Custodian, and their affiliates, employees, officers and directors, and require the Company to indemnify and/or provide broad representations, warranties and covenants in favor of such persons. U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract, other agreements or documents. Therefore, nothing in those agreements should be deemed or construed in a manner that purports to waive or limit any right to the extent prohibited by law.

The Company is required to indemnify the Adviser and its respective affiliates, each of the former, current and future Unitholders, partners, members, other equity holders, officers, directors, employees, managers, trustees, agents and other representatives of the Adviser and its respective affiliates, and other persons set forth in the LLC Agreement as an “Indemnitee” for Claims (as defined in the LLC Agreement) that may accrue to or be incurred by an Indemnitee, in connection with any claim, demand, investigation, suit, proceeding or action in which an Indemnitee may become involved, as a party or otherwise, or with which an Indemnitee may be threatened, relating to or arising out of the investments or other activities of the Company, activities undertaken in connection with the Company, or otherwise relating to or arising out of the LLC Agreement or the Subscription Agreement, and otherwise as provided in the LLC Agreement or the Subscription Agreement. Such Claims may be material and have an adverse effect on the returns to the Unitholders. The Company may also provide broad indemnities, representations, warranties and covenants in connection with the acquisition, management and disposition of Portfolio Investments or otherwise in connection with the Company’s investment program.

Any indemnification obligations of the Company would be payable from the assets of the Company, including the unfunded Commitments of the Unitholders, and would adversely affect the Company’s returns.

Adverse Consequences of Default. A Unitholder in default with respect to its unfunded commitment may experience material adverse effects on its investment. When a Unitholder defaults, the Board, in its discretion, may cause the defaulting Unitholder to forfeit a portion of the distributions to which the defaulting Unitholder may otherwise have been entitled. The Board may also require a forced sale of the defaulting Unitholder’s Interest. In addition, the Board may pursue any available legal or equitable remedies, with the expenses of collection of the unpaid amount, including attorneys’ fees, to be paid by the defaulting Unitholder.

Upon the default of a Unitholder, the Company may deliver an amended funding notice to the non-defaulting Unitholders increasing their capital contributions by up to an aggregate amount equal to the capital contribution that the defaulting Unitholder failed to make, not in excess of a Unitholder’s unfunded Commitment.

The Board may require a defaulting Unitholder to contribute the entirety of its remaining Commitment to the Company. For any such Unitholder, the return on its Company investment may be materially lower than returns to Unitholders who do not pre-fund their Commitments.

Distributions in Kind. If distributions are made of assets held by the Company in lieu of cash, the amount of any such distribution will be accounted for at the fair market value of such assets as determined in accordance with procedures set forth in the LLC Agreement. An independent appraisal generally will not be required and is not expected to be obtained. Assets distributed in kind may not be readily marketable or disposable, and Unitholders therefore must be prepared to bear the risks of owning such assets for an indefinite period of time (and to incur costs and expenses in connection with any disposition thereof). In addition, there can be no assurance that the value of such assets as determined in accordance with procedures set forth in the LLC Agreement will ultimately be realized.

Risks Related to Electronic Communications/Cybersecurity Risk. The Company provides to Unitholders statements, reports and other communications relating to the Company and/or the Unitholder’s Interest in electronic form, such as e-mail or via a password protected website (“Electronic Communications”). Electronic Communications may be modified, corrupted, or contain viruses or malicious code, and may not be compatible with a Unitholder’s electronic system. In addition, reliance on Electronic Communications involves the risk of inaccessibility, power outages or slowdowns for a variety of reasons. These periods of inaccessibility may delay or prevent receipt of reports or other information by the Unitholders.

While the Adviser employs various measures to address cybersecurity-related issues, the Adviser, the Company and their respective Service Providers may nevertheless be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause the Adviser, the Company or their respective Service Providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other operational disruptions. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to Unitholders (and their beneficial owners) and material nonpublic information. The systems the Company has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Company’s and the Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Cybersecurity incidents may adversely impact the Company and its Unitholders. There is no guarantee that the Adviser, the Company and/or their respective Service Providers will be successful in protecting against cybersecurity incidents.

Risks Related to RICs and BDCs

Failure to Qualify as a RIC. Although the Company intends to elect to be treated as a RIC, no assurance can be given that it will be able to qualify for and maintain qualification as a RIC. To obtain and maintain qualification as a RIC, the Company must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if the Company obtains at least 90% of gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of units or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of the taxable year. Failure to meet those requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of qualification as a RIC. Because most of the Company’s investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The Company may have difficulty satisfying the diversification requirement during the ramp-up phase until it has a portfolio of investments.

The annual distribution requirement will be satisfied if the Company distributes to our Unitholders on an annual basis at least 90% of net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Company may use debt financing, it is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirement. If the Company is unable to obtain cash from other sources, it could fail to qualify as a RIC.

If the Company fails to qualify as a RIC for any reason and therefore becomes subject to corporate income tax, the resulting corporate taxes could substantially reduce net assets, the amount of income available for distribution and the amount of distributions.

Increase in Permissible Incurred Leverage. The 1940 Act has historically prohibited BDCs from incurring indebtedness unless immediately after such borrowing they have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In connection with their subscriptions of the Units, our Unitholders were required to consent to our ability to operate with an asset coverage ratio of 150%. Leverage magnifies the potential for loss on investments and on invested equity capital. As the Company uses leverage to partially finance its investments, Unitholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Company’s units to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on units, scheduled debt payments or other payments related to securities. Leverage is generally considered a speculative investment technique.

Asset Coverage Ratio. The Company may issue debt securities, other evidences of indebtedness or preferred units, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. The Company’s ability to pay dividends or issue additional senior securities would be restricted if the asset coverage ratio were not at least 150%. If the value of the Company’s assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, the Company will also be exposed to typical risks associated with leverage, including an increased risk of loss. If the Company issues preferred units, such preferred units will rank “senior” to common units in the Company’s capital structure, preferred Unitholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of the Company’s common units and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for Unitholders or otherwise be in the best interest of Unitholders.

To the extent the Company is constrained in its ability to issue debt or other senior securities, it will depend on issuances of capital interests to finance operations. As a BDC, the Company is generally not able to issue Units at a price below net asset value without first obtaining required approvals of Unitholders and independent directors. If the Company raises additional funds by issuing more common units or senior securities convertible into, or exchangeable for, common units, the percentage ownership of Unitholders at that time would decrease and Unitholders may experience dilution. In addition to issuing securities to raise capital as described above, the Company could, in the future, securitize loans to generate cash for funding new investments. An inability to successfully securitize its loan portfolio could limit the Company’s ability to grow its business, fully execute its business strategy and improve profitability.

Distribution and Asset Coverage Ratio Requirements. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to Unitholders. As a BDC, the Company is generally required to meet a coverage ratio of total assets to total senior securities, which would include all borrowings and any preferred units that it may issue in the future, of at least 150%. This requirement limits the amount that the Company may borrow. Because the Company will continue to need capital to grow its loan and investment portfolio, this limitation may prevent the Company from incurring debt and require the Company to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects to be able to borrow and to issue additional debt and equity securities, there is no assurance that debt and equity financing will be available on favorable terms or at all. In addition, as a BDC, the Company is not permitted to issue equity securities priced below net asset value without Unitholder and independent director approval. However, if the Company does obtain the necessary approvals to issue securities at prices below their net asset values, a Unitholder’s investment in the Company will experience dilution as a result of such issuance. If additional funds are not available, the Company could be forced to curtail or cease lending and investment activities, and net asset value could decrease.

Unrealized Depreciation. As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of investments will be recorded as unrealized depreciation. Any unrealized depreciation in the Company’s loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of income available for distribution in future periods.

Qualifying Asset Requirements. As a BDC, the Company may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. Therefore, the Company may be precluded from investing in what it believes are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of its position, or could require disposal of investments at an inopportune time to comply with the 1940 Act. If the

Company were forced to sell non-qualifying investments for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if the Company failed to invest a sufficient portion of assets in qualifying assets, it could lose status as a BDC, which would subject the Company to substantially more regulatory restrictions and significantly decrease operating flexibility.

Regulatory Risks Relating to the Company

Exemptive Relief. The Company and the other BDCs for which SCP is the Investment Adviser (Solar Capital Ltd. (Nasdaq: SLRC) and Solar Senior Capital Ltd. (Nasdaq: SUNS), collectively the “SCP Public BDCs”) are substantially limited in their ability to co-invest in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions with the SCP Public BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SCP Public BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SCP will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SCP and its affiliates, including the SCP Public BDCs, pursuant to the conditions of the Order.

Regulatory Risks Relating to the Company. Legal and regulatory changes could occur during the term of the Company that may adversely affect the Company. The Company may be subject to, and adversely affected by, new federal, state or non-U.S. laws or new regulation by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (the “FDIC”), the European Commission and other federal, state and non-U.S. securities or banking regulators, and other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company may also be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by courts and/or these governmental regulatory authorities or self-regulatory organizations. For example, a recent court decision casts doubt on whether federal or state usury laws apply with respect to loans originated by national banks and then sold to non-bank investors such as the Company; this decision could significantly disrupt the bank loan secondary market and adversely impact the Company’s investment program. In addition, the approach taken by a federal court in the recent “Sun Capital” decision may significantly expand the scope of potential joint and several liability for pension obligations of portfolio companies commonly held by affiliated funds; this decision could create significant uncertainty with respect to such investments and adversely impact the Company. Moreover, legal and regulatory changes may adversely affect the Company’s ability to obtain financing by (among other things) reducing the availability of financing and/or adversely impacting financing costs and other terms.

The financial services industry is subject to extensive regulation. Banking regulators have broad and largely discretionary powers, which include prohibiting “unsafe or unsound” practices; requiring affirmative actions to correct any violation or practice; issuing administrative orders that can be judicially enforced; directing increases in capital; directing the sale of subsidiaries or other assets; limiting dividends and distributions; restricting growth; assessing civil monetary penalties; removing officers and directors; and terminating deposit insurance. These actions and other regulatory requirements could have a material adverse effect on an investment in the Company. The financial institutions in which the Company will invest and with which the Company will transact are subject to laws, regulations, administrative actions and policies in each location in which they operate. The regulatory environment for private investment funds is evolving, and changes in the regulation or taxation of private investment funds may adversely affect the value of the investments held by the Company and the ability of the Company to execute its investment strategy.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other U.S. and non-U.S. regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Company could be substantial and adverse.

Financial Services and Government Intervention. From time to time, certain governments and regulatory authorities, such as the U.S. federal government, the U.S. Federal Reserve and the governments and regulatory authorities of certain member countries of the EU, have taken actions to provide or arrange credit support to financial institutions whose operations have been compromised by credit market dislocations and to restore liquidity and stability to the financial system in such jurisdictions. The implementation of any current or future governmental interventions (which may be significantly altered or terminated prior to implementation or during their terms), and their impact on both the credit markets generally and the Company’s investment program in particular, are uncertain.

U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act. In response to the recent disruption in the credit markets and the global economic downturn, various agencies and regulatory bodies of the U.S. federal government have taken or are considering taking various actions. These actions include, but are not limited to, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, and which imposes a new regulatory framework over the U.S. financial services industry, non-U.S. financial entities that are regulated by or affiliated with entities regulated by U.S. financial regulators, and the consumer credit markets in general, and proposed and final regulations adopted thereunder, as well as proposed and final regulations to implement the Basel III regulatory capital accords. Given the broad scope and sweeping nature of these changes and the fact that certain final implementing rules and regulations have not yet been adopted or implemented, the potential impact of these actions on the Adviser and the Company is unknown, and no assurance can be made that the impact of such changes would not have a material adverse effect on the Adviser or the Company. For example, the U.S. Financial Stability Oversight Council (“FSOC”) created by the Dodd-Frank Act has the authority to designate asset management firms as a “systemically important financial institution” (“SIFI”). If the Adviser, or one of its affiliates, were designated as a SIFI, it would be subject to a variety of regulations, including capital requirements and limitations on leverage, which could have a material adverse effect on the ability of the Company to pursue its investment strategy. In addition, the Dodd-Frank Act created a new regulator for the credit industry in the U.S. known as the U.S. Consumer Financial Protection Bureau (“CFPB”). The CFPB may, among other things, regulate interest rates and other charges, require certain disclosures and regulate foreclosure practices. Future regulatory actions authorized by the Dodd-Frank Act (including any regulatory actions or other measures taken by the FSOC and/or the CFPB) may significantly reduce the profitability of the Company and its Portfolio Investments.

Changes to Derivatives Regulation. Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which the Company may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, the Company may still be impacted to the extent the Company enters into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this report, the effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting the Company’s ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In addition, there is no assurance that the Company itself will not be determined to be a swap dealer, major swap participant, security-based swap dealer, major security-based swap participant or otherwise become subject to new entity-level regulation as a result of the Dodd-Frank Act or other global derivatives regulations. Such additional regulation could lead to significant new costs which could materially adversely affect the performance of the Company and thereby the return on an investment in the Company.

Uncertainty of the U.S. Political Climate. The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. The Company cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on its investments. The Company monitors developments and seeks to manage investments in a manner consistent with achieving its investment objective, but there can be no assurance that it will be successful in doing so.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact business and the business of its competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.

Risks Relating to a Government Shutdown. Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which may include those of the SEC, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown were to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to conduct a securities offering. Our ability to raise additional capital through the sale of securities could be materially affected by any prolonged government shutdown.

Changes to U.S. Risk Retention Requirements. On October 21 and 22, 2014, six federal agencies (the FDIC, the Comptroller of the Currency, the Federal Reserve Board, the SEC, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) adopted joint final rules implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act (the “Final U.S. Risk Retention Rules). Subject to certain exceptions, the Final U.S. Risk Retention Rules, which came into effect for securitizations involving RMBS on December 24, 2015 and for all other securitization transactions on December 24, 2016, require the “sponsor” of a securitization transaction (or a majority-owned affiliate of the sponsor) to retain, unhedged, at least 5% of the credit risk associated with the securitization until the latest of (i) the date that the securitization has paid down its securities to 33% of their original principal amount, (ii) the date that the securitization has sold down its assets to 33% of their original principal amount and (iii) the date that is two years after closing. In general, the retained risk must be held in the form either of (x) an “eligible vertical interest,” defined as either (i) a single vertical security or (ii) an interest in each class of asset-based securities of the issuing entity that constitutes the same proportion of each class, in each case representing at least 5% of the total securities of each class, (y) an “eligible horizontal interest,” defined as the most subordinated class of the issuer’s asset-based securities, representing at least 5% of the aggregate fair value of all of the issuer’s asset-based securities, as determined on the closing date of the transaction or (z) a combination of the two. There is limited guidance on the application of the Final U.S. Risk Retention Rules to specific securitization structures, and their future impact on the securitization markets and on the future performance of the Company is uncertain. It is likely, however, that the requirements imposed by these rules will increase the costs to originators and securitizers of asset-backed securities, and these increased costs could be passed along to the Company as an investor in such securitized products. In addition, particularly in a situation where the Company securitizes existing Portfolio Investments by creating an SPV and contributing a pool of Company assets to it or a related entity, it is possible that the Company or the Investment Manager could be considered to be a sponsor of such securitization and as a result required to comply with the risk retention requirements of the Final U.S. Risk Retention Rules. Such a requirement would increase the costs to the Company or the Investment Manager of structuring and investing in securitizations.

On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit (the “Appellate Court”) ruled that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the Final U.S. Risk Retention Rules as applied to asset managers of open-market CLOs. On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing the ruling from the Appellate Court and thereby vacated the Final U.S. Risk Retention Rules insofar as they apply to asset managers of open-market CLOs. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the Final U.S. Risk Retention Rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions. The ultimate impact of the Final U.S. Risk Retention Rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the Final U.S. Risk Retention Rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the Final U.S. Risk Retention Rules and other factors.

Changes to Accounting Standards. The Financial Accounting Standards Board’s Accounting Codification Standards and updates, and additional provisions of U.S. generally accepted accounting principles (“U.S. GAAP”) (or to the extent applicable, International Financial Reporting Standards or other applicable accounting or financial reporting standards), that may be adopted in the future may impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of U.S. GAAP-compliant financial reporting.

Licensing Requirements. Various licensing requirements could apply to the Company or the Adviser with respect to investments in, or the origination, holding, servicing and disposing of, loans and similar assets. The licensing requirements could apply depending on the location of the borrower, the location of the collateral securing the loan, or the location where the Company or the Adviser operates or has offices. Moreover, the Company’s ability to invest in certain properties, participate in the secondary mortgage market, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory, servicing and/or broker activities may be subject to the issuance of permits or licenses. If the Company applies for such licenses, this process may be costly and take several months. There is no assurance that the Company will obtain all of the licenses that it desires or that the Company would not experience significant delays in seeking these licenses. In states and other jurisdictions in which it is licensed, the Company or the Adviser is required to comply with applicable laws and regulations, including possible information requirements, consumer protection and anti-fraud laws, which could impose restrictions on the Company’s or the Adviser’s ability to take certain actions to protect the value of its investments in such assets and impose compliance costs. Failure to comply with such laws and regulations could lead to, among other penalties, a loss of the Company’s or the Adviser’s license, which in turn could restrict the Company’s investment options or require the Company to divest assets located in or secured by real property located in that jurisdiction. These risks also apply to issuers and entities in which the Company invests that hold similar assets, as well as any origination company or servicer in which the Company owns an interest.

Reporting Company Filing Requirements. As a BDC, the Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on systems and resources. The 1934 Act requires that the Company file annual, quarterly and current reports with respect to business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company expects to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrative Coordinator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company will remain an emerging growth company for up to five years following any future IPO (however, the Company does not anticipate engaging in a public offering of its Units), although if the market value of the Units that are held by non-affiliates exceeds $700 million as of any June 30 before that time, the Company would cease to be an emerging growth company as of the following December 31.

Additionally, because the Units are registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Units will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Unitholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each Unitholder is responsible for determining their filing obligations and preparing the filings. In addition, Unitholders who hold more than 10% of a class of our units may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered units within a six-month period.

Risks Relating to AIFMD Regulation. The EU Alternative Investment Company Managers Directive (the “AIFMD”) regulates the activities of certain private fund managers undertaking fund management activities or marketing Units to investors within the European Economic Area (“EEA”). To the extent investors domiciled or having their registered office in the EEA participate in the private placement: (i) the Company and the Adviser may be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) the Company and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions, which would result in us incurring additional costs and expenses or may otherwise affect management and operation; (iii) the Adviser may be required to make detailed information relating to the Company and its investments available to regulators and third parties; and (iv) the AIFMD may also restrict certain of the Company’s activities in relation to EEA portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure an EEA portfolio company within the first two years of ownership, which may in turn affect operations generally.

In the future, it may be possible for non-EEA alternative investment fund managers (“AIFMs”) to market an alternative investment fund (“AIF”) within the EEA pursuant to a pan-European marketing “passport”, instead of under national private placement regimes. Access to this passport may be subject to the non-EEA AIFM complying with various additional requirements under the AIFMD, which may include one or more of the following: additional conduct of business and organizational requirements; rules relating to the remuneration of certain personnel; minimum regulatory capital requirements; restrictions on the use of leverage; additional disclosure and reporting requirements to both investors and EEA home state regulators; independent valuation of an AIF’s assets; and the appointment of an independent depositary. Certain EEA Member States have indicated that they will cease to operate national private placement regimes when, or shortly after, the passport becomes available, which would mean that non-EEA AIFMs to whom the passport is available would be required to comply with all relevant provisions of the AIFMD in order to market to professional investors in those jurisdictions. As a result, if in the future non-EEA AIFMs may only market in certain EEA jurisdictions pursuant to a passport, the Adviser may not seek to solicit Capital Commitments in those jurisdictions, which may lead to a reduction in the overall amount of Capital Commitments we receive. Alternatively, if the Adviser sought to comply with the requirements to use the passport, this could have adverse effects including, amongst other things, increasing the regulatory burden and costs of operating and managing the Company and its investments, and potentially requiring changes to compensation structures for key personnel, thereby affecting the Adviser’s ability to recruit and retain these personnel.

Documentation of Internal Controls. The Company is obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Company is not required to comply with all of the requirements under Section 404 until the date it is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that it will eventually be required to meet. Specifically, the Company is required to conduct annual management assessments of the effectiveness of its internal controls over financial reporting. However, the Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until the date it is no longer an emerging growth company under the JOBS Act.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed and it could fail to meet its financial reporting obligations.

Other Risks Related to Portfolio Investments

High Yield Debt and Unrated Securities. High yield securities are typically junior to the obligations of companies to senior creditors, trade creditors and employees. High yield securities and unrated securities (which are not rated by a rating agency) may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in the prices of high yield securities and unrated securities, because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. In addition, such securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs will be substantially less than that of senior creditors, especially during periods of financial distress or following insolvency.

As with other Portfolio Investments, there may not be a liquid market for certain high yield debt which is held by the Company, which could result in the Company being unable to sell such securities for an extended period of time, if at all. In addition, as with other types of Portfolio Investments, the market for high yield debt has historically been subject to disruptions that have caused substantial volatility in the prices of such securities. Consolidation in the financial services industry has resulted in there being fewer market makers for high yield debt, which may result in further risk of illiquidity and volatility with respect to high yield debt held by the Company, and this trend may continue in the future. Furthermore, high yield debt which is held by the Company may not be registered under the Securities Act, and, unless so registered, the Company is not able to sell such high yield debt except pursuant to an exemption from registration under the Securities Act. Unrated securities may be less liquid than comparable rated securities and may also involve the risk that the Adviser may not accurately evaluate the security’s comparative credit rating.

Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

Equity-Related Securities. As with other Portfolio Investments, the value of equity or equity-related securities held by the Company may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by the Company is more susceptible to moving up or down in a rapid or unpredictable manner. In addition, equity securities often lose a significant amount of their value and may become worthless as a result of a bankruptcy proceeding or reorganization.

Convertible Securities Risk. Convertible securities generally offer lower interest or dividend yields than non-convertible debt securities of similar quality. The market values of convertible securities tend to decline as interest rates increase and, conversely, to increase as interest rates decline. However, a convertible security’s market value tends to reflect the market price of the common stock of the issuing company when that stock price approaches or is greater than the convertible security’s “conversion price.” The conversion price is defined as the predetermined price at which the convertible security could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible security tends to be influenced more by the yield of the convertible security. Thus, it may not decline in price to the same extent as the underlying common stock. Generally, in the event of a liquidation of the issuing company, holders of convertible securities would be paid before the company’s common stockholders but after holders of any senior debt obligations of the company. Consequently, the issuer’s convertible securities generally entail less risk than its common stock but more risk than its debt obligations. There is also a risk that, under certain circumstances, a bankruptcy court may order that convertible securities are treated as equity.

The Company may invest in synthetic convertible securities, which are created through a combination of separate securities that possess the two principal characteristics of a traditional convertible security, i.e., an income-producing security (“income-producing component”) and the right to acquire an equity security (“convertible component”). The income-producing component is achieved by investing in non-convertible, income-producing securities such as bonds, preferred stocks and money market instruments. The convertible component is achieved by purchasing warrants or options to buy common stock at a certain exercise price, or options on a stock index. The values of synthetic convertible securities will respond differently to market fluctuations than a traditional convertible security because a synthetic convertible is composed of two or more separate securities or instruments, each with its own market value. Synthetic convertible securities are also subject to the risks associated with derivatives. In addition, if the value of the underlying common stock or the level of the index involved in the convertible element falls below the strike price of the warrant or option, the warrant or option may lose all value.

Preferred Securities Risk. In addition to credit risk, investment in preferred stocks involves certain other risks. Certain preferred stocks contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred units that is deferring its distribution, the Company may be required to report income for U.S. federal income tax purposes despite the fact that it is not receiving current income on this position. Preferred units often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred units are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Preferred units may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Forwards and Derivatives Transactions. The Company may engage in a variety of derivatives transactions. A derivative is a financial contract the value of which depends upon, or is derived from, the value of underlying assets, reference rates or indices. Derivatives may relate to securities, interest rates, currencies or currency exchange rates, inflation rates, commodities and related indices, and include foreign currency contracts, swap contracts, options, forward and futures contracts (including options thereon), repurchase or reverse repurchase agreements or other over-the-counter contracts. The Company may use derivatives for many purposes, including as a substitute for direct investment, as a way to adjust its exposure to various securities, markets and currencies without actually having to sell existing investments and/or make new investments, and as a means to hedge other investments and to manage liquidity and excess cash. The Company’s use of derivatives may result in losses, reduce the Company’s return, and/or increase the volatility of the Company (particularly since many derivatives are inherently leveraged), especially in unusual or extreme market conditions.

All derivatives transactions involve risks different from, and potentially greater than, the risks associated with investing directly in securities and other more traditional assets, including:

Market Risk. This is the general risk that the value of a particular investment or transaction will change in a way detrimental to the Company’s interests.

Management Risk. Derivatives contracts are specialized contracts that require investment techniques and risk analyses with additional levels of complexity associated with the underlying investments. In addition to risks associated with the underlying instruments, counterparty and unsecured risk (among others) need to be computed and tracked in relation to the Company’s overall risk profile.

Counterparty Risk. With respect to derivatives transactions, estimating counterparty risk exposure entails (among other things) reviewing the current market value of open positions, collateral posted in (or out) against positions, unsettled or failing movements of any cash payments or collateral obligations due from the counterparty and potential replacement cost of positions. When derivatives transactions are collateralized, each party is exposed to the additional risk that its counterparty, clearing broker or the central counterparty does not provide collateral for the mark-to-market of positions in a timely manner. While different derivatives transactions have different counterparty risk characteristics, in general cleared derivatives transactions can have a lower level of counterparty risk, while bilateral OTC derivatives and unsettled transactions can have a more significant level of counterparty risk.

Documentation Risk. Many derivatives transactions also have documentation risk. Because contracts for over-the-counter derivatives transactions are individually negotiated with specific counterparties, there exists the risk that the parties may interpret contractual terms (e.g., the definition of default) differently than the Company. If that occurs, the cost and unpredictability of the legal proceedings required for the Company to enforce its contractual rights may lead the Company to decide not to pursue its claims against the counterparty. The Company, therefore, assumes the risk that it may be unable to obtain payments the Adviser believes are owed to it under derivatives transactions, or those payments may be delayed or made only after the Company has incurred the costs of litigation. Also, payment amounts calculated in connection with standard industry conventions for resolving contractual issues (e.g., ISDA Protocols and auction processes) may be different than would be realized if a counterparty were required to comply with the literal terms of the derivatives transaction (e.g., physical delivery). There is little case law interpreting the terms of most derivatives or characterizing their tax treatment.

Regulatory Risk. The derivatives market is subject to various risks related to existing as well as new and evolving regulation both within and outside the U.S. Additional regulation of the derivatives markets may make derivatives more costly, may limit the availability of derivatives, or may otherwise adversely affect the value or performance of derivatives. Any such adverse future developments could impair the effectiveness of a Company’s derivatives transactions and cause the Company to lose value. They may also render certain strategies in which the Company might otherwise engage impossible or so costly that they will no longer be economical to implement.

Other Risks. Derivatives also involve the risk that changes in their value may not correlate perfectly with the assets, rates or indices they are designed to track. Suitable derivatives may not be available in all circumstances. Under the terms of certain contracts governing derivatives transactions, the occurrence of certain events with respect to the Company (such as a decline in the Company’s NAV) may cause the Company’s derivatives transactions to be terminated early, including at an inopportune time or at an unfavorable price.

Swaps Generally. Swap contracts are two-party contracts entered into primarily by institutional investors for periods ranging from a few weeks to a number of years. Under a typical fixed income swap, one party may agree to pay a fixed or variable amount determined by reference to one or more specified instruments, rates, or indices, multiplied in each case by a specified amount (“notional amount”), while the other party agrees to pay an amount equal to a different rate multiplied by the same notional amount. Other swaps may be used to provide or hedge exposure to other assets, such as stocks, bonds or currencies. The Company may enter into swaps for speculative or hedging purposes. Notional amounts of swap transactions are not subject to any limitations, and swap contracts may expose the Company to unlimited risk of loss. Swaps may be used as an alternative to futures contracts.

Under current law, “swaps” (as defined in Section 1.3 of the Commodity Exchange Act (the “CEA”) and applicable regulations) are regulated by the CFTC, while “security-based swaps” (as defined in Section 1.3 of the CEA and applicable regulations) are regulated by the SEC and “mixed swaps” (as defined in Section 1a of the CEA and applicable regulations) are jointly regulated by the CFTC and SEC. “Swaps” include, but are not limited to, certain foreign exchange and currency swaps, forwards and options, interest rate swaps and options, commodity swaps, and swaps referencing broad-based securities indices. “Security-based swaps” include, but are not limited to, swaps referencing single securities or narrow-based securities indices. These definitions are subject to change. “Mixed swaps” include total return swaps on a single security that also incorporates a foreign exchange hedge and basket swaps that include a narrow-based index of securities and an index or basket of commodities.

Swaps are either subject to a bilateral agreement with a counterparty or are cleared through a central clearing organization. To the extent the Company enters into swaps, forwards, options and other transactions that are not cleared by a central clearing organization, counterparty exposures can develop and the Company takes the risk of nonperformance by the other party on the contract. Swaps, futures, options and other instruments that are cleared by a central clearing organization, which generally are supported by guarantees of the clearing organization’s members, daily marking-to-market and settlement and segregation and minimum capital requirements applicable to intermediaries, are subject to different risks, including the creditworthiness of the central clearing organization and its members.

The U.S. government, the EU and certain other jurisdictions have enacted legislation that provides for new regulation of the derivatives market, which could restrict the Company’s ability to engage in swap transactions or increase the cost or uncertainty involved in such transactions.

Interest Rate Swaps. Interest rate swaps typically involve the exchange of the two parties’ respective commitments to pay or receive interest on a notional principal amount (e.g., an exchange of floating rate payments for fixed rate payments). Whether the Company’s use of interest rate swaps will be successful in furthering its investment objective will depend on the Adviser’s ability to predict correctly whether certain types of investments are likely to produce greater returns than other investments. The Company will also bear the risk that the Adviser will not accurately forecast future market trends, reference rates or the values of assets, indexes or other economic factors in establishing interest rate swap positions for the Company. There is no assurance that interest rate swaps will be available for utilization by the Company, or that they will be successful in any of their intended objectives. Any termination of an interest rate swap transaction could also result in a termination payment by or to the Company.

Reverse Repurchase Agreements. The Company may finance certain of its assets through the use of reverse repurchase agreements. Reverse repurchase agreements would involve sales by the Company of certain of its securities or other assets to a counterparty, sometimes at a discounted price (such proceeds representing the loan amount), concurrently with an agreement by the Company to repurchase the same securities or assets from such counterparty at a later date at a price equal to the loan amount plus an interest factor. During the reverse repurchase agreement period, the Company would continue to receive principal and interest payments on the subject securities and assets. Generally, the effect of a reverse repurchase agreement would be that the Company could raise and reinvest during the reverse repurchase agreement period a negotiated percentage of the cash invested in the subject securities and assets, and still be entitled to the returns generated by those securities and assets, thereby giving rise to leverage for the Company.

Reverse repurchase agreements involve the risk that the Adviser will be unable to furnish additional collateral required by counterparties as a result of market movements or otherwise. The cash proceeds received by the Company may be less than or otherwise inconsistent with any internal valuation of the subject assets. To the extent the Company receives a discounted price or “haircut,” it would be under-collateralized with respect to the assets it sold and the “haircut” amount would effectively represent unsecured direct counterparty exposure.

Repurchase Agreements. The Company may engage in repurchase agreements with banks, broker-dealers or other parties. In a repurchase agreement, the Company acquires ownership of a security and the seller agrees to repurchase the obligation at a future time and set price, thereby determining the yield during the holding period. The amount of cash proceeds may not be consistent with any internal valuation of the securities received by the Company. In addition, in the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including: (i) possible decline in the value of the underlying security during the period while it seeks to enforce its rights thereto, (ii) possible lack of access to income on the underlying security during this period, (iii) expenses of enforcing its rights, and (iv) that the Company may be unable or constrained in its ability to sell the underlying security due to adverse market conditions or other factors.

Structured Notes and Indexed Securities. Structured notes are derivative debt securities, the interest rate or principal of which is determined by an unrelated indicator. Indexed securities include structured notes as well as securities other than debt securities, the interest rate or principal of which is determined by an unrelated indicator. Indexed securities may include a multiplier that multiplies the indexed element by a specified factor and, therefore, the value of such securities may be very volatile. The terms of the structured and indexed securities may provide that in certain circumstances no principal is due at maturity and therefore may result in a loss of invested capital. Structured and indexed securities may be positively or negatively indexed, so that appreciation of the reference may produce an increase or a decrease in the interest rate or the value of the structured or indexed security at maturity may be calculated as a specified multiple of the change in the value of the reference; therefore, the value of such security may be very volatile. Structured and indexed securities may entail a greater degree of market risk than other types of debt securities because the investor bears the risk of the reference. Structured or indexed securities may also be more volatile, less liquid, and more difficult to accurately price than less complex securities or more traditional debt securities. Structured securities also may involve significant credit risk and risk of default by the counterparty.

Forward Contracts. The Company may enter into forward contracts and options thereon which are not traded on exchanges and are generally not regulated. There are no limitations on daily price movements of forward contracts. Banks and other dealers with whom the Company may maintain accounts may require the Company to deposit margin with respect to such trading, although margin requirements are often minimal or nonexistent. The Company’s counterparties are not required to continue to make markets in such contracts and these contracts can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain counterparties have refused to continue to quote prices for forward contracts or have quoted prices with an unusually wide spread (the difference between the price at which the counterparty is prepared to buy and that at which it is prepared to sell). Arrangements to trade forward contracts may be made with only one or a few counterparties, and liquidity problems therefore might be greater than such arrangements that were made with numerous counterparties. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Dodd-Frank Act might limit such forward trading to less than that which the Adviser would otherwise recommend, to the possible detriment of the Company. In addition, disruptions can occur in any market traded by the Company due to unusually high trading volume, political intervention or other factors. Market illiquidity or disruption could result in major losses to the Company. In addition, the Company may be exposed to credit risks with regard to counterparties with whom it trades as well as risks relating to settlement default. Such risks could result in substantial losses to the Company.

Options. The Company may purchase and sell put and call options of any type, including options on securities, indices (both narrow- and broad-based), currencies, swaps, futures and forwards contracts, U.S. government securities, commodities, realized volatility and realized variance. The Company may also invest in auto-hedged options.

The Company may purchase and sell both put and call options in standardized contracts traded on U.S. or non-U.S. securities exchanges, boards of trade, or similar entities, or quoted on NASDAQ or on an over-the-counter market, and agreements, sometimes called cash puts, which may accompany the purchase of a new issue of bonds from a dealer. The Company may write covered straddles consisting of a combination of a call and a put written on the same underlying security.

An option on a security or index is a contract that gives the holder of the option, in return for a premium, the right (but not the obligation) to buy from (in the case of a call) or sell to (in the case of a put) the writer of the option the security underlying the option (or the cash value of the index underlying the option) at a specified price. Purchasing put and call options, as well as writing such options, are highly specialized activities and entail greater than ordinary investment risks. For example, the seller (“writer”) of a put or call option which is uncovered (i.e., the writer has effectively a long or a short position in the underlying security, index, currency or instrument) assumes the risk (which theoretically may be unlimited in the case of a written call option) of a decrease or increase in the market price of the underlying security, index, currency or instrument below or above the sale or purchase price.

Warrants and Rights. The Company may purchase or otherwise receive warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit the Company’s ability to exercise the warrants or rights at such time, or in such quantities, as the Company would otherwise wish.

Futures Contracts. A futures contract involves an agreement to buy and sell a specific quantity of an asset at a predetermined price on a future date. In general, futures contracts give rise to risks similar to those associated with derivatives transactions. Prior to exercise or expiration, a futures position typically can be terminated only by entering into an offsetting transaction, which requires a liquid secondary market on the exchange on which the original position was established. If a liquid secondary market does not exist, the Company may be unable (or delayed in its ability to) liquidate a position. Liquidity may also be impacted by “daily price fluctuation limits” (which limit trading to prices within an established range), trading halts, suspensions, exchange or clearing house equipment failures, government intervention, insolvency of a brokerage firm, clearing house or exchange or other disruptions of normal trading activity. The successful use of futures for speculative purposes is subject to the ability to predict correctly movements in the direction of the relevant market, and, to the extent the transaction is entered into for hedging purposes, to ascertain the appropriate correlation between the transaction being hedged and the price movements of the futures contract.

Forward Commitments and “When-Issued” Transactions. The Company may purchase and sell securities or other instruments on a “when-issued” and “delayed delivery” basis. The payment obligation and the interest rate receivable on a forward commitment, delayed delivery or when-issued security are fixed when the Company enters into the commitment, but the Company does not make payment until it receives delivery from the counterparty. No income accrues to the Company on such securities in purchase transactions prior to the date the Company actually takes delivery of the securities.

When purchasing or otherwise receiving a security on a when-issued, delayed delivery, or forward commitment basis, the Company assumes the rights and risks of ownership of the security, including the risk of price and yield fluctuations. When the Company sells a security on a when-issued, delayed delivery, or forward commitment basis, the Company does not participate in future gains or losses with respect to the security. If the other party to a transaction fails to deliver or pay for the securities, the Company could miss a favorable price or yield opportunity or could suffer a loss.

Risks Relating to Reference Rates. Certain financial institutions have been accused by various regulators of manipulating certain reference rates (e.g., LIBOR), and have been alleged to have altered costs when reporting them to regulators. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

There can be no assurance that the rate-setting process for reference rates will not be affected by similar conduct in the future, or that the investigations into the rate-setting process and any related litigation will not result in disruptive changes in the process used to determine reference rates or will not affect the use of reference rates going forward. Therefore, the performance, availability or prices of the Company’s investments which are based on reference rates (such as certain interest rate swaps) may be adversely affected by misconduct in the rate-setting process for reference rates and/or as a result of future changes to such process or reference rates becoming no longer available.

Risks Related to Stressed and Distressed Investments. The Company may invest, on an active or opportunistic basis, in bonds, loans, notes and other obligations and securities, including derivatives relating to any of the foregoing, of issuers experiencing, or expected to experience, financial stress or distress, which may include supporting and/or participating in the provision of debtor-in-possession or rescue loans. Such Portfolio Investments may trade significantly below par, are considered speculative, and entail substantial inherent risks (which are generally significantly higher than the risks involved in investing in other companies). In particular, defaulted obligations might be repaid, if at all, only after lengthy workout or bankruptcy proceedings, during which the issuer might not receive, or even accrue, any interest or other payments; the amount of any recovery may be affected by the relative security of the Company’s investment in the issuer’s capital structure; and the recovery could be in the form of instruments or interests different from the instrument or interest providing the basis for the claim and on terms that may differ from prevailing market terms for similar instruments or interests. In addition, such Portfolio Investments are more likely to be challenged as fraudulent conveyances, and amounts paid on the Portfolio Investments may be subject to avoidance as a preference under certain circumstances.

Risks Related to Portfolio Investment Monitoring and Involvement. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the Unitholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.

Risks Associated with Bankruptcy and Insolvency Cases. If any issuers of securities held by the Company or any counterparties to the derivatives transactions and other transactions entered into by the Company, or any custodians of the Company’s assets or any obligors in connection with Portfolio Investments are involved in bankruptcy proceedings, the Company will be subject to certain risks inherent in bankruptcy proceedings, including the duration, administrative costs and impact of a bankruptcy case on the value of assets administered in bankruptcy or on a company’s value (including that a bankruptcy case may damage or diminish a company’s relationship with its employees, customers and/or suppliers). Many of the events within a bankruptcy or insolvency case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, or to demand that certain actions take place, there can be no assurance that a court would not approve actions or inaction which may be contrary to the interests of the Company.

Generally, the duration of a bankruptcy or insolvency case can only be roughly estimated. The reorganization of a company usually involves the design of a business plan, the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the court. This process can involve substantial legal, professional and administrative costs to the company and to the Company; it is subject to unpredictable and lengthy delays; and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. In addition, the debt of companies in financial reorganization may, in some cases, not pay current interest and other charges, may not even accrue interest and other charges during reorganization, may be relieved of paying pre-payment premiums and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a debtor seeking to reorganize under U.S. federal bankruptcy law will frequently obtain a “first day” order from the bankruptcy court limiting trading in claims against, and shares of, the debtor in order to maximize the debtor’s ability to utilize net operating losses following a successful reorganization.

During the pendency of a bankruptcy case, an automatic stay will prevent all creditors from taking action against the debtor to foreclose on collateral or otherwise to collect on amounts owed to such creditors. Unless a creditor’s claim in such case is secured by assets having a value in excess of such claim, or the bankruptcy estate is determined to be solvent, no interest will be permitted to accrue and, therefore, a creditor’s return on investment can be adversely affected by the passage of time during which the plan of reorganization of the debtor is being negotiated, approved by the creditors and confirmed by the bankruptcy court.

The priority of perfected liens held by secured creditors as of the commencement of the bankruptcy case is typically recognized in a bankruptcy case, unless avoided. Occasionally, however, a court will allow a debtor-in-possession financing to receive liens that prime pre-existing, valid liens.

The administrative costs in connection with a bankruptcy case are frequently high and will generally be paid out of the debtor’s estate prior to any return to creditors (other than out of assets or proceeds thereof which are subject to valid and enforceable liens and other security interests) and equity holders. In addition, certain unsecured claims that have priority by law over the claims of certain creditors (for example, claims arising post-petition and certain claims for taxes) may be quite high.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for the purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class.

Although a creditor is not typically compelled to release direct claims it may have against non-debtor third parties, in certain circumstances a court may compel such release in the context of a plan of reorganization.

Claims in bankruptcy cases are often paid at less than par and, depending on the debtor’s assets and liabilities, there may be no recovery at all for some classes of creditors. The claims of even over-secured secured creditors are often paid out over time, and may receive debt securities that will trade below par. Initially, only the debtor may file a proposed plan of reorganization. While the U.S. Bankruptcy Code permits other parties-in-interest to file proposed plans of reorganization after the debtors’ “exclusive period” to do so ends, bankruptcy courts often extend the debtor’s exclusive period, which effectively permits only the debtor to file a proposed reorganization plan. While creditors can vote on the plan of reorganization, the unanimous consent of all creditor classes is not necessarily required for the bankruptcy court to confirm the plan. Therefore, a plan can, subject to the provisions of the U.S. Bankruptcy Code, be “crammed down” on dissenting classes of creditors. Moreover, minority members of a class may be deemed to be members of an accepting class if the requisite majority vote is acquired.

Even if a class of claims is entitled to a recovery in a reorganization or liquidation proceeding, such recovery could be in the form of instruments or interests different from the form of instrument or interest which formed the basis for the claim, including debt securities, equity securities, convertible securities, warrants, options, cash, interests in litigation claims or trusts formed to pursue such litigation claims, interests in liquidation trusts, or other property or interests, any of which could be illiquid and/or difficult to value. Furthermore, the terms of instruments or interests distributed in a bankruptcy or insolvency proceeding may differ from prevailing market terms for similar instruments or interests, and may have a market value of less than par.

The Company may be presented with the opportunity to make new investments in connection with the reorganization or liquidation of an issuer of Portfolio Investments, including, without limitation, through a rights offering, litigation financing, bridge financing or other exit financing. The Company may make such investments as part of an in-court or out-of-court restructuring of an issuer of Portfolio Investments, and any such investment will be subject to the same risks as other Portfolio Investments of the Company.

Contractual subordination provisions are enforceable when a borrower is in bankruptcy, as are most inter-creditor agreement terms. Furthermore, there are instances where creditors and equity holders may lose their ranking and priority when they take over management and functional operating control of a debtor. In those cases where the Company, by virtue of such action, is found to exercise “domination and control” of a debtor, the Company may lose its priority if the debtor or other creditors can demonstrate that the debtor’s business was adversely impacted or other creditors and/or equity holders were harmed by improper or unfair actions of the Company, whether or not the Company is found to be a controlling party of the debtor. In addition, loans extended to a financially distressed borrower by an entity that owns an equity interest in the borrower may be reclassified as having been an equity capital contribution, rather than a debt obligation.

Notwithstanding the corporate structure of various debtor entities, such as special purpose entities created to hold assets and to structure for bankruptcy remoteness, such entities may, in certain cases, be consolidated in bankruptcy proceedings, which can affect the outcome of such proceedings and the amounts ultimately received by creditors. In addition, if a claim can be asserted against only a parent holding entity, such claim may be structurally subordinated to claims against a subsidiary entity that owns assets.

The U.S. Bankruptcy Code and other laws and regulations affecting debtors’ and creditors’ rights are subject to change, including by way of legislative action or judicial interpretation. The U.S. Bankruptcy Code and other laws and regulations affecting debtors’ and creditors’ rights are subject to change, including by way of legislative action or judicial interpretation. In addition, governmental actors have recently shown a willingness to intervene in bankruptcy-related matters (for example, the U.S. government’s bailouts of General Motors and Chrysler), which may increase uncertainty regarding the enforcement of creditors’ rights and the bankruptcy process generally. Any such actions could alter the expected outcome or introduce greater uncertainty regarding the expected outcome of an investment situation of the Company, which may adversely affect such investment or the Company’s investment program.

Lack of Control over Investments. The Company expects to invest in debt securities, but may hold a non-controlling interest in one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the Board. In addition, the management of the company or its Unitholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling interest may be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

Control Positions. The Company does not expect to, but may have a controlling interest in a Portfolio Investment (because of its equity ownership, representation on the board of directors and/or contractual rights) either on its own or, in certain cases, with another financial partner or investment fund (e.g., in accordance with the Company’s receipt of equity in connection with a restructuring). The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, pension and other fringe benefits, violation of governmental regulations (including securities laws) or other types of related liability. If these liabilities were to arise, the Company might suffer a significant loss in such investment. In addition, if employees of the Adviser serve as directors of certain of the Portfolio Investments, including public companies, they will have duties to persons other than the Company.

To the extent that the Company owns a controlling stake in or is deemed an affiliate of a particular company, it may also be subject to certain additional bankruptcy or securities laws restrictions that could affect both the liquidity of the Company’s interest and the Company’s ability to liquidate its interest without adversely impacting the price thereof, including insider trading restrictions, the affiliate sale restrictions of Rule 144 of the Securities Act and the disclosure requirements of Sections 13 and 16 of the 1934 Act. Further, to the extent that affiliates of the Company or the Adviser are subject to such restrictions, the Company, by virtue of its affiliation with such entities, may be similarly restricted, regardless of whether the Company stands to benefit from such affiliate’s ownership.

If the Company, alone or as part of a group acting together for certain purposes, becomes the beneficial owner of more than 10% of certain classes of securities of a U.S. public company or places a director on the board of directors of such a company, the Company may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the 1934 Act. Furthermore, the Company may also be subject to similar reporting requirements and other limitations in non-U.S. jurisdictions where it holds significant positions in companies in such jurisdictions.

The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding.

Lender Liability Considerations and Equitable Subordination. In recent years, a number of judicial decisions in the U.S. have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or Unitholders. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim against a borrower of a creditor, including a lending institution, to claims of other creditors of the borrower when the creditor is found to have engaged in unfair, inequitable or fraudulent conduct. There can be no assurance as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire such claims engaged in any such conduct and, if it did, as to whether the Company would be subject to claims that the Company’s Portfolio Investments should be equitably subordinated based on such conduct. Because of the nature of certain of the Company’s Portfolio Investments, the Company could be subject to allegations of lender liability or to claims that the Company’s Portfolio Investments should be equitably subordinated.

Fraudulent Conveyance and Preference Considerations. Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company’s Portfolio Investments, or payments or liens related thereto, by virtue of the Company’s role as a creditor with respect to the borrowers under such Portfolio Investments. If a court, in a lawsuit brought by an unpaid creditor, a debtor-in-possession, a trustee in bankruptcy, or their respective representatives, were to find that the borrower took any action to intentionally delay or frustrate recoveries by creditors, or did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to such indebtedness and/or grant of any security interest or other lien, the issuer or obligor (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could, under certain circumstances, invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower and could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness.

The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer or obligor would be considered insolvent at a particular time if the sum of its debts were then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer or obligor was “insolvent” after giving effect to the incurrence of the indebtedness and/or the granting of any security interest or other lien or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence of indebtedness and/or grant of security interests or other lien.

The Company may invest in bank debt or other indebtedness issued by a borrower which is guaranteed by other entities within the borrower’s corporate family. In such circumstances, the borrower often has little or no assets other than the units of its subsidiaries and, as a result, any recovery is often available only, if at all, from the entities that guaranteed the indebtedness. There is a risk, however, that the obligations of such guarantors and any security interests or other liens issued by the guarantors to secure such obligations may be avoided as fraudulent conveyances in the event that a court were to determine that such guarantors did not receive reasonably equivalent value in exchange for the issuance of the guarantees and for the security interests or other liens. A court could determine that the guarantors did not receive reasonably equivalent value or fair consideration in incurring the obligations and granting the security interests or other liens despite the existence of “indirect” benefits to the guarantors, such as the strengthening of the corporate enterprise in the transaction. Additionally, provisions in guarantees and other similar documents governing similar obligations by which fraudulent conveyance exposure is sought to be reduced or eliminated, such as so-called “savings clauses,” may not be enforceable. As a result, the Company’s Portfolio Investment in corporate bank debt or other indebtedness could be subject to avoidance as a fraudulent conveyance.

If a transaction is found to have been a fraudulent conveyance, the transferee may be compelled to return the value of the assets transferred as of the time of the transfer, even if the then current value is substantially less. In addition, unless the transferee is deemed to be a “good faith” transferee, the return of the asset may not even provide for the compensation back to the transferee of the value paid to the transferor.

In addition, in the event of the insolvency (as determined by a court based on the law of the jurisdiction which is being applied) of an issuer of a Portfolio Investment, payments made on the Company’s Portfolio Investment, or new liens granted, could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency, depending on a number of factors.

In general, if payments on a Company’s Portfolio Investment are avoidable, whether as a fraudulent conveyance or preference, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments, including Unitholders. Additionally, if the grant of a security interest or other lien is avoidable, whether as a fraudulent conveyance or preference, the value of the security interest or other lien can be recovered from the initial transferee or the entity for whose benefit such transfer was made (such as the Company), and such recovery could include the diminution in value of the property which was subject to the security interest or other lien from the date of transfer.

There can be no assurance that a successful cause of action for fraudulent conveyance or preference will not occur, or as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire a Portfolio Investment engaged in any conduct to give rise to such causes of action, and if it did, as to whether such causes of action could be asserted against the Company and/or the Unitholders.

Risks Associated with Non-U.S. Bankruptcy and Insolvency Laws. Portfolio Investments may include securities or obligations collateralized by assets located outside of the U.S., or of issuers organized under the laws of jurisdictions other than the U.S. Similarly, issuers of securities constituting Portfolio Investments may have a principal place of business or substantial assets located outside of the U.S. As a result, such securities or obligations may be subject to bankruptcy or insolvency laws of non-U.S. jurisdictions. These laws may be substantially less favorable to creditors than the U.S. Bankruptcy Code.

Portfolio Investment Risk. The Company’s Portfolio Investments (some of which are expected to be in stressed and distressed companies or represent “special situations”) may involve a high degree of business and financial risk. Portfolio Investments may be in early stages of development, may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Portfolio Investments will also include companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, many of them will have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. In addition, Portfolio Investments in which the Company expects to invest may be required to comply with numerous U.S. and non-U.S. statutory and regulatory standards. A Portfolio Investment could be materially and adversely affected as a result of statutory or regulatory changes or changes in judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Investment, the markets in which such Portfolio Investment operates or such Portfolio Investment’s industry generally.

There can be no assurance that a Portfolio Investment’s management team will be able to operate such Portfolio Investment successfully. In addition, instances of fraud or other illegal practices committed by the management team of a Portfolio Investment may undermine the Company’s investment in such Portfolio Investment and the Company may suffer losses. Additionally, Portfolio Investments need to attract, retain and develop executives and members of their management teams. There can be no assurance that a Portfolio Investment will be able to attract and develop suitable members of its management team, which may adversely affect the Company.

“Special Situation” Investment Risks. The Company may make investments in “special situations,” including recapitalizations, spinoffs, corporate and financial restructurings, acquiring or otherwise taking control of a pooled investment vehicle or its assets, litigation or other catalyst-orientated situations. Such investments are often difficult to analyze. In any such investment opportunity, there exists the risk that the relevant transaction either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security, the value of which will be less than the purchase price to the Company of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated catalyst produces an unanticipated result or does not in fact occur, the Company may choose to sell the Portfolio Investment at a loss or hold the Portfolio Investment and ultimately recover less than the amount of its initial investment. Any risk management strategies employed cannot fully insulate the Company from the risks inherent in its planned activities. Moreover, in certain situations, the Company may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.

Zero-Coupon Bonds, Deferred Interest Rate Bonds and Payment-In-Kind Securities. Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. Payment-in-kind securities (“PIKs”) are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.

Money Market and Other Liquid Instruments. The Company may invest its assets in such liquid securities as the Adviser may deem to be advisable, including fixed income securities, money market instruments, money market mutual funds, and debt securities issued or guaranteed by the U.S., certain U.S. government agencies or instrumentalities. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include commercial paper, certificates of deposit, and bankers’ acceptances issued by domestic branches of U.S. banks that are members of the FDIC. The Company may be prevented from achieving its investment objective during any period in which its assets are not substantially invested in accordance with its investment strategy. Notwithstanding their general high-quality nature, money market funds and liquid securities are subject to the risk of loss.

Among other liquid investments, the Company may invest cash, pending investment, reinvestment or distribution thereof or in connection with the maintenance of reserves, in money fund products offered from time to time by its Custodian, including the use of bank “sweep” short-term offerings.

Pooled Investment Vehicles and Pass-through Entities. The Company may invest or take short positions in pooled investment vehicle and pass-through entities, including affiliated or third-party unregistered investment vehicles, investment companies registered under the 1940 Act (including exchange-traded funds and closed-end companies) and master limited partnerships

(“Pooled Investment Vehicles”). To the extent the Company invests directly in Pooled Investment Vehicles and other “pass-through” entities which are treated as partnerships for federal income taxation purposes, the Company must rely on such vehicles to deliver to it certain tax information that is necessary to complete the Company’s own tax returns. If this information is not delivered to the Company in a timely fashion, the Company will be delayed in providing tax information to the Investors.

U.S. Government and Agency Securities. The Company may invest in debt securities issued or guaranteed by certain U.S. government agencies, instrumentalities and sponsored enterprises. Some U.S. government securities, such as Treasury bills, notes and bonds and MBS guaranteed by Ginnie Mae, are supported by the full faith and credit of the U.S.; others are supported by the right of the issuer to borrow from the U.S. Treasury; others are supported by the discretionary authority of the U.S. government to purchase the agency’s obligations; and still others are supported only by the credit of the instrumentality. Although U.S. government-sponsored enterprises, such as Fannie Mae and Freddie Mac, may be chartered or sponsored by Congress, they are not funded by Congressional appropriations, and their securities are not issued by the U.S. Treasury or supported by the full faith and credit of the U.S. government and involve increased credit risks. In addition, certain governmental entities have been subject to regulatory scrutiny regarding their accounting policies and practices and other concerns that may result in legislation, changes in regulatory oversight and/or other consequences that could adversely affect the credit quality, availability or investment character of securities issued by these entities.

Restricted Securities. It is expected that a significant portion of the Company’s Portfolio Investments will be securities (“restricted securities”) that have not been registered for sale to the public under the Securities Act pursuant to an exemption from registration (including Section 4(a)(2) of, or Rule 144A under, the Securities Act). Restricted securities are generally only sold to institutional investors in private sales from the issuer or from an affiliate of the issuer. These securities may be less liquid than securities registered for sale to the general public. The liquidity of a restricted security may be affected by a number of factors, including: (i) the credit quality of the issuer; (ii) the frequency of trades and quotes for the security; (iii) the number of dealers willing to purchase or sell the security and the number of other potential purchasers; (iv) dealer undertakings to make a market in the security; and (v) the nature of the security and the nature of marketplace trades. Also, restricted securities may be difficult to value because market quotations may not be readily available.

In addition, a debtor in a reorganization case may be granted a trading restriction order by a bankruptcy court in order to protect such debtor’s net operating losses (a “NOL Order”). Such an order may prohibit or severely restrict the ability of some creditors to sell their claims and interests in the debtor. The Company’s ability to transfer its interests in such a debtor may be impaired, delayed or prohibited as a consequence of a NOL Order. The Company may also incur added expenses if it attempts to challenge or limit the scope of a NOL Order, and such an attempt may not be successful. Similarly, issuers with net operating losses sometimes adopt Unitholder rights plans or similar arrangements in order to preserve the ability to utilize such net operating losses in the future; any such actions could also limit or otherwise adversely impact the Company’s ability to transfer or dispose of its interests in any such issuer.

Currency Exchange Risk. Investments of the Company may be denominated in, or linked to, currencies other than the U.S. Dollar, and hence the value of such investments will depend in part on the relative strength of the U.S. Dollar. The Company may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between such currencies and the U.S. Dollar. A change in the value of a non-U.S. currency relative to the U.S. Dollar will result in a corresponding change in the dollar value of the Company’s assets denominated in that non-U.S. currency as well as the dollar value of non-U.S. currency held by the Company. Changes in currency exchange rates may also affect the value of dividends and interest earned and gains and losses realized on the sale of securities held by the Company.

The Company may enter into forward currency exchange contracts or invest in currency futures contracts and options on currencies and futures as well as swap agreements and options on swaps to manage the Company’s exposure to a foreign currency or to shift exposure to foreign currency fluctuations from one country to another with respect to the Company. A forward currency exchange contract, which involves an obligation to purchase or sell a specific currency at a future date at a price set at the time of the contract, reduces the Company’s exposure with respect to its investment to changes in the value of the currency it will deliver and increases its exposure to changes in the value of the currency it will receive for the duration of the contract. The effect on the value of the Company is similar to selling securities denominated in one currency and purchasing securities denominated in another currency. A contract to sell foreign currency would limit any potential gain which might be realized if the value of the hedged currency increases. The Company may enter into these contracts to hedge against currency exchange risk to increase exposure to a currency or to shift exposure to currency fluctuations from one currency to another.

The Company is not obligated to engage in any currency hedging operations, and there can be no assurance that the Company will engage in such transactions at any given time or from time to time. Additionally, suitable hedging transactions may not be available in all circumstances, or such transactions may not be successful and may eliminate any chance for the Company to benefit from favorable fluctuations in relevant currencies. The Company may use one currency (or a basket of currencies) to hedge against adverse changes in the value of another currency (or a basket of currencies) when the Adviser believes that exchange rates between the two currencies are positively correlated.

Risks Related to Disposition of Investments. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, initial public offerings, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by SCP in accordance with the terms of the Investment Management Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the 1933 Act and (ii) outside the U.S. in accordance with Regulation S under the 1933 Act. There is no public market for our Units, and none is expected to develop. For this reason, the Company is not providing the performance graph required by Item 201(e) of Regulation S-K.

Because Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our written consent is granted, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). We do not anticipate consenting to sales, transfers or assignments of Units. Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made without our written consent.

Holders

As of February 15, 2019, there was 1 holder of record of our Units.

Recent Sales of Unregistered Securities

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 Units to the Adviser, for an aggregate purchase price of $1,000. These Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. Financial information is presented from August 1, 2018 (date of sale of units to the Adviser) to December 31, 2018. The selected historical financial data has been derived from our financial statements, which are included elsewhere in this Form 10-K.

Period ended December 31, 2018
Statement of Operations Data:
Total investment income	$—
Total expenses	$—
Net investment income	$—
Net increase (decrease) in net assets resulting from operations	$—
Per Unit Data:
Net asset value	$10.00
Net investment income Net increase (decrease) in net assets resulting from operations	$—
Distributions declared	$—

December 31, 2018
Balance Sheet Data:
Investments at fair value	$—
Cash and cash equivalents	$1,000
Total assets	$1,000
Total liabilities	$—
Total net assets	$1,000
Other Data:
Number of portfolio companies at period end	$ N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the debt markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	the risks, uncertainties and other factors we identify in “Item 1A. Risk Factors” and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended.

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We have elected to be regulated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S.

SCP serves as the Company’s investment adviser pursuant to the Investment Management Agreement. Subject to the overall supervision of the Board, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler, who also comprise the Adviser’s investment committee. Pursuant to the Investment Management Agreement, the Adviser, in its capacity as Administrative Coordinator, has also been appointed to provide administrative and coordination services to the Company. The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

The Company is organized primarily for investors who may invest through the Access Fund, one or more investment funds created by one or more financial institutions unaffiliated with the Company. Certain other investors may also invest directly in the Company. For the Access Fund Investors, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the units issued by the Company to the Access Fund. We also expect that units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the 1933 Act and (ii) outside the U.S. in accordance with Regulation S under the 1933 Act. Upon a sale of units to an investor, we expect the Access Fund will pass its voting rights in the Company through to the Access Fund Investors.

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

The Company is an emerging growth company as defined in the JOBS Act and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Portfolio and Investment Activity

As of December 31, 2018, we have not commenced investment activities.

Results of Operations

As of December 31, 2018, we have not commenced any operational or investment activities. Therefore, no results of operations are reported.

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

(i)

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

(ii)

all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of Unitholders, delivery costs and expenses in connection with reporting obligations and communications and compliance services;

(iii)

all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of Portfolio Investments and/or personnel of the Adviser, the Administrative Coordinator and their affiliates;

(iv)	other administrative fees, costs, and liabilities;

(v)

all fees, costs, expenses and liabilities of brokers, transaction finders and other intermediaries, including brokerage commissions and spreads, and all other transaction-related fees, costs, expenses and liabilities, including reverse break-up fees

(vi)	all fees, costs, expenses and liabilities relating to derivatives and hedging transactions;

(vii)

all principal amounts of, and interest expense on, borrowings and guarantees, and all other fees, costs, expenses and liabilities arising out of borrowings and guarantees, including the arranging and maintenance thereof, whether incurred by the Company or incurred or facilitated by a special purpose vehicle that makes Portfolio Investments;

(viii)	Management Fees;

(ix)	Administration Fees;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of Service Providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal and regulatory filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities of liquidating the Company;

(xviii)	transfer agent services; and

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

In addition, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350,000,000, the Operating Expense Cap will be equal to $2,125,000. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

For the avoidance of doubt, the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the net asset value of the Company.

The Adviser or Administrative Coordinator and/or their affiliates may advance Organizational Expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. As the Company had not commenced operational or investment activities as of December 31, 2018, no such costs were recorded by the Company.

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

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Company pays the Adviser the Management Fee and the Incentive Fee, and the Administrative Coordinator the Administration Fee. The Administration Fee does not offset any fees paid to the Adviser. Under the Investment Management Agreement, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator is responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

We may establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. We cannot assure Unitholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments, and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

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

Organization and Offering Costs

Initial organization and offering costs will be borne by the Company. In the event the Company’s proposed offering had not occurred, initial organization and offering costs incurred would have been borne by the Adviser. As of December 31, 2018, initial organizational and offering costs payable by the Company were estimated to be $387,000.

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2018, we had not commenced investment activities.

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

Item 8.	Financial Statements and Supplementary Data.

SCP Private Credit Income BDC LLC

Statement of Assets and Liabilities

December 31, 2018
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

As of December 31, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to Solar Capital Partners, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

SCP Private Credit Income BDC LLC

Statement of Operations

Period Ended December 31, 2018
Investment income
Interest income	$—
Dividend income	—

Total investment income	—

Expenses	—
Management fee	—
Incentive fee	—
Administrative fee	—
Directors’ fees	—
Professional fees	—
Other expenses	—

Total expenses	—

Net investment income (loss)	—

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	—

Net realized and unrealized gain (loss) on investments	—

Net increase (decrease) in net assets resulting from operations	$—

Earnings (loss) per unit	$—

The accompanying notes are an integral part of these financial statements.

As of December 31, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

SCP Private Credit Income BDC LLC

Statement of Changes in Net Assets

Period Ended December 31, 2018
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

$ 1,000

The accompanying notes are an integral part of these financial statements.

As of December 31, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to the Adviser have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided.

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

As of December 31, 2018, no operations other than the sale and issuance of 100 units, at an aggregate purchase price of $1,000 ($10.00 per unit) to Solar Capital Partners, LLC, the Company’s investment adviser (the “Adviser”) have occurred. Accordingly, the Company had no operations and therefore assets, liabilities, earnings per unit, dividends declared per unit, weighted average units outstanding or financial highlights for the periods that include financial results prior to August 1, 2018 (date of the above-referenced sale to the Adviser) are not provided. On October 5, 2018, the Company closed on $326,000,000 in capital commitments.

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000,000 in capital commitments. The offering period of the Company will end on a date prior to six months after the Initial Closing Date (the “Offering Period”). The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

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

SCP Private Credit Income BDC LLC

Notes to Financial Statements (continued)

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

Note 3. Related Party Transactions

The Company has entered into an investment management agreement with the Adviser (the “Investment Management Agreement”) pursuant to which it pays management fees, administrative coordinator fees and incentive fees to the Adviser. The Company pays the Adviser a fee for investment advisory and management services consisting of two components: a base management fee and an incentive fee. The Company also pays the Adviser (in its capacity as Administrative Coordinator, defined herein) an administration fee for administrative and coordination services. The cost of the base management fee, the incentive fee, and the administration fee is borne by the Unitholders.

Management Fees and Administration Fees

The Company pays the Adviser a management fee (the “Management Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (each such date, the “Management Fee Calculation Date”), in an amount equal to 1.5% per annum of Invested Capital (defined as, as of any date, the sum of (i) capital contributions to the Company plus (ii) the total amount of credit drawn on subscription credit facilities), and payable quarterly in arrears after such Management Fee Calculation Date.

Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company pays the Administrative Coordinator, a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as the aggregate accreted and amortized cost of all investments, including any amounts reinvested in investments and the cost of investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Administration Fee does not offset any fees paid to the Investment Manager. The Administrative Coordinator is responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Fund, (ii) the coordination of various third party services needed or required by the Fund and (iii) certain Unitholder servicing functions.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (continued)

Each of the Management Fee and the Administration Fee is appropriately adjusted for any stub period. Such fees are paid out of net current income and/or disposition proceeds or, to the extent such amounts are not available, from unfunded capital commitments that will be drawn down, or borrowings of the Company.

Incentive Fee

The Company makes distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, warrant gains, prepayment fees and exit fees, other than Disposition Proceeds. The Adviser apportions each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds. Amounts of Investment Proceeds apportioned to Unitholders is divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

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

The Adviser is entitled to withhold from any distributions, in its discretion, any required tax withholdings. Amounts of taxes paid or withheld from amounts otherwise distributable to a Unitholder are deemed distributed for purposes of the calculations above.

SCP Private Credit Income BDC LLC

Notes to Financial Statements (continued)

Note 4. Commitments and Contingencies

Initial organization and offering costs will be borne by the Company. In the event the Company’s proposed offering did not occur, initial organization and offering costs incurred would have been borne by the Company’s investment adviser, Solar Capital Partners. As of December 31, 2018, initial organizational and offering costs payable by the Company were estimated to be $387,000.

Note 5. Financial Highlights

Period ended December 31, 2018
Per Unit Data (1):
Net asset value at beginning of period	$10.00
Net investment income	—
Net realized and unrealized gain	—
Net increase in net assets resulting from operations	—
Distributions to unitholders:	—
From net investment income	—

Net asset value at end of period	$10.00

Total return based on net asset value (2)
Net assets at end of period	$1,000
Units outstanding, end of period	100
Average net assets	$1,000
Annualized ratio of net operating expenses to average net assets	—
Annualized ratio of net investment loss to average net assets	—

(1)	Financial highlights are based on weighted average units outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per unit between the opening and ending net asset values per unit in the period.

Note 6. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that there were no subsequent events that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2018.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to the Company’s directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors, director nominees, officers, or promoters of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.

Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as the Chief Executive Officer and President of the Company and a managing member of the Adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as the Chief Operating Officer of the Company and a managing member of the Adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act. Information regarding the Board is as follows:

Name	Age	Position	Director Since:

Interested Directors

Michael S. Gross	57	Chief Executive Officer, President and Director	2018
Bruce Spohler	58	Chief Operating Officer and Director	2018
Independent Directors
Steve Hochberg	57	Director	2018
David S. Wachter	55	Director	2018
Leonard A. Potter	57	Director	2018

The address for each of our directors is c/o SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Richard L. Peteka	57	Chief Financial Officer, Treasurer and Corporate Secretary
Guy Talarico	63	Chief Compliance Officer

Biographical Information

Interested Directors

Michael S. Gross has been a director since May 2018, and President and Chief Executive Officer of the Company since June 2018. Further, he was the managing member, the chairman of the board of directors and the chief executive officer of Solar Capital LLC since its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., a BDC managed by Solar Capital Partners, in November 2007. Mr. Gross has been the chairman of the board of directors of Solar Capital Ltd. since December 2007, and chief executive officer and president since November 2007. Mr. Gross has also been the chairman of the board of directors, chief executive officer and president of Solar Senior Capital Ltd., a BDC managed by Solar Capital Partners, since 2010. Mr. Gross also currently serves as a managing member of our investment adviser, Solar Capital Partners.

Between February 2004 and February 2006, Mr. Gross was the president and chief executive officer of Apollo Investment Corporation, a publicly traded BDC that he founded and on whose board of directors and investment committee he served as chairman from February 2004 to July 2006, and was the managing partner of Apollo Investment Management, L.P., the investment adviser to Apollo Investment Corporation. Apollo Investment Corporation invests primarily in middle-market companies in the form of senior secured and mezzanine loans as well as by making direct equity investments in such companies. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004 and invested approximately $2.3 billion in over 65 companies in conjunction with 50 different private equity sponsors. From 1990 to February 2006, Mr. Gross was a senior partner at Apollo Management, L.P., a leading private equity firm which he founded in 1990 with five other persons. Since its inception, Apollo Management, L.P. has invested more than $13 billion in over 150 companies in the U.S. and Western Europe. During his tenure at Apollo Management, L.P., Mr. Gross was a member of an investment committee that was responsible for overseeing such investments. In addition, from 2003 to February 2006, Mr. Gross was the managing partner of Apollo Distressed Investment Fund, an investment fund he founded to invest principally in non-control oriented distressed debt and other investment securities of leveraged companies.

Mr. Gross currently serves as the chairman of the board of directors of Global Ship Lease Inc. From 1992 to 2013, Mr. Gross served on the board of directors of Saks, Inc., from 2007 to 2016, he served on the board of directors of Jarden Corporation, and from 1999 to 2008, he served on the board of directors of United Rentals, Inc., and in the past has served on the boards of directors, including in certain cases, in the capacity as a lead director, of more than 20 public and private companies. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, and serves on the Board of Directors of New York Road Runners. He also serves as a member of the Kellogg Global Advisory Board and the Ross School Advisory Board at the University of Michigan. Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Gross’ intimate knowledge of the business and operations of Solar Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the Board valuable insight but also positions him well to continue to serve as the chairman of our Board.

Bruce Spohler has been a director since May 2018, and Chief Operating Officer of the Company since June 2018. He was a senior vice president of Solar Capital LLC from its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., in November 2007. Mr. Spohler has been a member of the board of directors of Solar Capital Ltd. since September 2009, and the chief operating officer since December 2007. In addition, Mr. Spohler has served as chief operating officer and a member of the board of directors of Solar Senior Capital Ltd. since its inception in December 2010. Mr. Spohler also currently serves as a managing partner of our investment adviser, Solar Capital Partners. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During his tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the U.S. As a co-head of U.S. Leveraged Finance, he oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization. Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the Board valuable industry-specific knowledge and expertise on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since May 2018. Further, he was a director of Solar Capital LLC from its inception in February 2007, and has been a director of Solar Capital Ltd. since November 2007. Mr. Hochberg has also served as the director of Solar Senior Capital Ltd. since 2011. Mr. Hochberg has been a partner at Deerfield Management, a healthcare investment firm, since 2013. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the Board of Directors of DFB Healthcare Acquisitions Corp., a newly organized special purchase acquisition company and a Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since May 2018. He has also been a director of Solar Capital Ltd. since September 2009. Mr. Potter has also served as a director of Solar Senior Capital Ltd. since 2011. Mr. Potter is currently the President and Chief Investment Officer of Wildcat Capital Management, LLC, a registered investment adviser, since 2011 and the Chief Executive Officer of Infinity Q Capital Management, LLC, also a registered investment adviser, since 2014. From

August 2009 through August 2011, Mr. Potter served as the Chief Investment Officer of Salt Creek Hospitality, a private acquirer and owner of hospitality related assets. From December 2002 through July 2009, Mr. Potter was a Managing Director — Soros Private Equity at Soros Fund Management LLC (“SFM”) where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and GSV Capital Corp., a publicly-traded BDC since 2011; and has previously served as a board member of several public companies including Crumbs Bake Shop, Inc. from 2009 to 2014. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the Board.

David S. Wachter has been a director of the Company since May 2018. He was a director of Solar Capital LLC from its inception in February 2007, and has been a director of Solar Capital Ltd. since November 2007. He has also been a director of Solar Senior Capital Ltd. since 2011. Mr. Wachter has been a founding partner, managing director and president of W Capital Partners, a private equity fund manager since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors

Richard L. Peteka has been Chief Financial Officer, Treasurer, and Corporate Secretary of the Company since June 2018. He has been the chief financial officer, treasurer and secretary of Solar Capital Ltd. since May 2012. He has also served as the chief financial officer, treasurer and secretary of Solar Senior Capital Ltd. since May 2012. Mr. Peteka joined Solar Capital from Apollo Investment Corporation, a publicly-traded BDC, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer. Mr. Peteka holds a B.S. in Finance from The College at Old Westbury and an MBA in International Finance from St. John’s University.

Guy Talarico has been Chief Compliance Officer of the Company since June 2018. He has been the chief compliance officer of Solar Capital Ltd. since July 2008. In addition, Mr. Talarico has served as chief compliance officer of Solar Senior Capital Ltd. since its inception in December 2010. Mr. Talarico founded and has served as chief executive officer of Alaric Compliance Services, LLC, (successor to EOS Compliance Services LLC) since December 2005. Mr. Talarico has served and continues to serve as chief compliance officer for other BDCs, funds and/or investment advisers who are not affiliated with the Solar Capital entities. Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee has also established guidelines and make recommendations to our Board regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Audit Committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The Audit Committee is composed of Steve Hochberg, David S. Wachter and Leonard A. Potter. Mr. Hochberg serves as Chairman of the Audit Committee. Our Board has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Units, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during the fiscal year ended December 31, 2018.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics is filed herewith and the Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of Amendment No. 2 to our Registration Statement on Form 10. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our Chief Executive Officer and President, and Mr. Spohler, our Chief Operating Officer, through their ownership interest in our Adviser, are entitled to a portion of any profits earned by the Company, which includes any fees payable by us to the Company under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.

Mr. Peteka, our Chief Financial Officer, Treasurer, and Secretary is paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company. Through unaffiliated Alaric Compliance Services, LLC, Guy Talarico is our Chief Compliance Officer (“CCO”). Alaric Compliance Services, LLC and our CCO are paid by us on a direct basis and will be approved annually by our Board of Directors.

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	—	—	—	—
David S. Wachter	—	—	—	—
Leonard A. Potter	—	—	—	—

(1)

No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a) (19) of the 1940 Act. We pay each independent director $25,000 per year for serving as a director. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Company currently does not have a Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2018 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 15, 2019, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)	100	100%
Bruce Spohler(3)	100	100%
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Richard L. Peteka	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	100	100%
Solar Capital Partners, LLC	100	100%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 100 Company’s Units issued and outstanding on February 15, 2019.
(3)

Includes 100 Units held by Solar Capital Partners, LLC, which may deemed to be indirectly beneficially owned by Michael S. Gross and Bruce Spohler by virtue of their collective ownership interest therein.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 15, 2019. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	$1 - $10,000
Bruce Spohler	$1 - $10,000
Independent Directors
Steven Hochberg	—
Leonard A. Potter	—
David S. Wachter	—

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held an in person meeting on August 2, 2018 to consider and approve the Investment Management Agreement. Subject to certain restrictions, the Investment Management Agreement will remain in effect until August 2, 2020 (two years from the date it first became effective) and will remain in effect from year to year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 90 days’ prior written notice.

Administration Services

Pursuant to the Investment Management Agreement, the Administrative Coordinator has also been appointed to provide administrative and coordination services to the Company. The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator, when acting in its administrative capacity, does not provide any investment advisory or investment management services to the Company. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the Administration Fee for its services.

The Investment Management Agreement contains limitations on liability and indemnifications in favor of the Administrative Coordinator, provided that the Administrative Coordinator’s actions do not constitute Wrongful Conduct. The Administrative Coordinator’s liability to the Company is subject to an overall cap (except where the Administrative Coordinator has engaged in Wrongful Conduct). In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Board reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders, or to assume the Administrative Coordinator’s role on the same or similar terms in providing administration services to the Company.

Our Board will approve the engagement of the Administrative Coordinator on an annual basis. In connection with such approval, the Board, including a majority of independent directors, reviews the engagement of the Administrative Coordinator to determine that the relevant provisions of the Investment Management Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable to the Administrative Coordinator are reasonable in light of the services provided. The Board also considers the possibility of obtaining such services from a different third party and whether any other third party service provider would be capable of providing all such services at comparable cost, quality and timeliness.

Use of Name

Pursuant to the LLC Agreement, SCP has granted us a non-exclusive license to use the name “Solar Capital Partners” or “SCP” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the SCP name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SCP” name or logo.

Relationship with the Adviser and Potential Conflicts of Interest

Conflicts of Interest; Other Activities of the Adviser. Various potential and actual conflicts of interest are expected to arise from the overall investment activities of the Adviser and its affiliates for their own accounts and the accounts of others, some of which are noted below. The Adviser and its affiliates serve as an investment adviser to other investment vehicles, funds and clients and expect to make investment decisions for their own accounts and for the accounts of others, including other investment vehicles and funds, that are different from those that will be made by the Adviser on behalf of the Company. Such conflicts may arise, for example, when both the Company and/or clients of SCP invest in (i) securities or other instruments issued by a particular issuer and in certain assets owned by such issuer; and (ii) different parts of an issuer’s capital structure, whereby one or more clients own senior debt obligations of an issuer and other clients own junior debt or equity of the same issuer, or one or more clients own public securities and other clients own private securities. In such circumstances, matters such as decisions over the operations or activities of the issuer involved; negotiations over the terms and conditions of the investment;

decisions with respect to amendments, consents or waivers; the targeted returns from the investment; the timeframe for, or method of, exiting the investment; or bankruptcy-related matters (including decisions over whether to trigger an event of default or over the terms of any workout) are likely to result in conflicts of interest.

Similar conflicts of interest are likely to arise to the extent a Portfolio Investment is in competition with investments owned by the Adviser, its clients or affiliates (e.g., investments in similar regions or markets may compete with respect to customers, tenants and/or purchasers). In order to minimize such conflicts, the Company may avoid making certain investments or taking certain actions that would potentially give rise to conflicts of interest, which could have the effect of limiting the Company’s investment opportunities. Alternatively, the Company might resolve the conflict by adopting a particular strategy (including disposing of an investment earlier than it otherwise would have if no conflict existed), which could result in a different investment outcome than might arise if the Company had adopted an otherwise different investment strategy.

All conflicts of interest will be resolved by the Adviser in its sole discretion. When making investment decisions where a conflict of interest may arise, the Adviser will endeavor to act in a fair and equitable manner as between the Company and other clients of SCP; however, there can be no assurance that the Adviser will be able to resolve such conflict of interest in a fair and equitable manner. For example, in certain instances the resolution of the conflict may result in the Adviser acting on behalf of itself, an affiliate or another client of an affiliate of SCP, or any of their respective affiliates (for example, by foreclosing on loans, putting an issuer into default and/or transacting with an issuer) in a manner that is not in the best interests, or is opposed to the interests, of the Company.

Subject to the foregoing and applicable law, (i) the Adviser and its affiliates expect to invest for their own accounts and for the accounts of clients in various securities or other instruments or investments that are senior, pari passu or junior to, or have interests different from or adverse to, the securities or other instruments or investments that are owned by the Company, (ii) the Adviser and its affiliates may engage in transactions that arrange for or provide financing or leverage for the Company’s investment program and/or investments, and the Company may pledge or sell assets (including pursuant to reverse repurchase agreements) to the Adviser and its affiliates in connection therewith and (iii) the Adviser and/or its affiliates expects to at certain times be simultaneously seeking to purchase (or sell) investments for the Company and to sell (or purchase) the same investment for accounts, funds or structured products for which it serves as asset manager now or in the future, or for its clients or affiliates, and to enter into cross trades (including similar transactions such as novations of derivatives transactions) in such circumstances, including with respect to securities or other assets that may be illiquid and difficult to value. In addition, the Adviser and its affiliates expect to buy securities and other investments from or sell securities and other investments to the Company, if permitted by and in accordance with applicable law. These other relationships may also result in securities laws restrictions on transactions in these instruments by the Company and otherwise create potential conflicts of interest for the Adviser.

Conflicts of interest may also arise where, for example, the Company holds certain loans of an issuer, and that same issuer has issued other loans or instruments that are owned by other clients of SCP or by an entity in which other clients of SCP have an interest; in such circumstances, SCP may take actions with respect to the assets held by such client that are adverse to the Company, for example, by foreclosing on loans or by putting an issuer into default. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Adviser may find that the interests of the Company and the interests of one or more other clients of SCP could conflict. In these situations, decisions over whether to make an investment, proxy voting, corporate reorganization, how to exit an investment, the servicing of loans or bankruptcy matters are likely to result in conflicts of interest. Similarly, if an issuer in which the Company and one or more other clients of SCP directly or indirectly hold different classes of securities (or other assets, instruments or obligations issued by such issuer or underlying investments of such issuer) encounters financial problems, decisions over the terms of any restructuring or workout are likely to raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants). For example, a debt holder may be better served by a liquidation of the issuer in which it may be paid in full, whereas an equity or junior bond holder might prefer a reorganization that holds the potential to create value for the equity holders. Although in some cases the Adviser may refrain from taking certain actions or making investments on behalf of the Company because of conflicts (potentially disadvantaging the Company as a result of actions not taken or investments not made), in other cases the Adviser will not refrain from taking actions or making investments on behalf of the Company that have the potential to disadvantage other SCP clients.

Except as otherwise expressly set forth in the LLC Agreement, or as required by law, the Adviser or its respective affiliates is not obligated to refer any actual or potential conflict of interest to Unitholders, or to act in accordance with their advice and counsel. However, if the Company chooses or is required under the LLC Agreement or by law to do so, matters approved by a majority in interest of Unitholders (as applicable) will be final and binding on the Company.

Certain Portfolio Investments may engage in activities or take actions that adversely impact the Company or its other Portfolio Investments. With respect to Portfolio Investments for which it does not exercise influence or control, the Adviser will likely have limited or no ability to impact such matters. Furthermore, with respect to Portfolio Investments for which it does exercise influence or control, there can be no assurance that the Adviser will be able to impact such matters; for example, directors appointed by the Adviser will have duties to persons other than the Company and/or may recuse themselves from matters presenting actual or potential conflicts of interest.

In addition, the Company may be unable or limited in its ability to acquire Portfolio Investments or take certain actions with respect to Portfolio Investments (including taking “active” positions with respect to such Portfolio Investments) due to the Adviser’s duties to other clients or under applicable law (including the Advisers Act, the 1940 Act and U.S. Employee Retirement Income Security Act of 1974 (“ERISA”)) or by the Adviser’s intention to avoid certain potential conflicts of interest or regulatory issues or obligations, and individual members of the investment team may be subject to similar constraints (or unable to participate in certain Company matters) due to similar considerations. Similarly, the Adviser may be required to take certain actions (including disposing of investments owned by the Company and/or other clients) due to such issues, obligations or potential conflicts. In order for the Adviser to adhere to its applicable fiduciary obligations as well as to address and/or mitigate conflicts of interest, it may not be possible or appropriate to make available resources of the Adviser that might be relevant to particular investment decisions by the investment professionals responsible for the Company’s investment program. Such restrictions could result in such investment professionals making investment or other decisions for the Company that are different from the decisions they would make if there were no such limits or restrictions.

In connection with its investment program, the Company, in the sole discretion of the Adviser may take various forms of action (“Litigation Actions”) with other investors and/or parties, including issuing demand letters, making and defending claims, filing lawsuits and/or taking other dispute resolution-related measures. In connection with such Litigation Actions, the Company may be required to bear certain fees, costs, expenses and liabilities. Other SCP clients that are or were investors in, or otherwise involved with, the subject investments may or may not (depending on the circumstances) be parties to such Litigation Actions, with the result that the Company may participate in Litigation Actions in which not all SCP clients with similar investments may participate, and such non-participating clients may benefit from the results of such Litigation Actions without bearing or otherwise being subject to the associated fees, costs, expenses and liabilities. SCP, for example, typically do not pursue legal claims on behalf of its separately managed client accounts.

Although the principals and employees of the Adviser will devote as much time to the Company as the Adviser deems appropriate, the principals and employees may have conflicts in allocating their time and services among the Company and the other accounts now or hereafter advised by the Adviser and/or its affiliates.

The Adviser, the Administrative Coordinator and the Custodian will from time to time act as investment advisers, administrators or custodians in relation to, or otherwise be involved with, other companies established by parties other than the Company. Such companies may have similar objectives to the Company. Should a conflict of interest arise, the Board will endeavor to ensure that it is resolved fairly, to the extent it is in a position to do so.

In implementing its investment program, the Company expects to seek to acquire rights (including rights of first offer, rights of first refusal, non-competition rights, exclusivity rights and purchase rights) arising under existing contractual arrangements (including agreements with joint venture partners, servicers, originators and Portfolio Investments) of the Adviser, other clients of the Adviser or other affiliates of the foregoing; conversely, the Company may obtain such rights in connection with its investment program and may seek to transfer such rights to such entities. Any transfer of rights may or may not involve the receipt by the transferor of a purchase price or direct consideration, depending on the circumstances. Such activities are likely to give rise to certain conflicts of interest. In particular, (i) any such rights will likely be illiquid, and if sold will likely be difficult to value; (ii) the Adviser will be conflicted in determining whether to assign a value to any such right, as well as in determining any value assigned thereto; (iii) the Adviser may be incentivized to pursue investment opportunities arising under such arrangements (including due to a desire to maintain a long-term relationship with a transaction counterparty), and may forgo other attractive investment opportunities for the Company as a result; and (iv) to the extent the Company’s rights are dependent on its ownership of a Portfolio Investment, the Adviser may be incentivized to extend such Portfolio Investment’s duration to enable such rights to be transferred to another entity. Conversely, the Company may not (or may be unable to) acquire or dispose of such rights, which could give rise to certain conflicts of interest; for instance, if another client of the Adviser or its affiliates has a right of first offer with respect to transaction types, the Company’s ability to pursue such transactions could be constrained if it does not acquire such right. In addition, the documentation relating to any assignment of such rights could be complex, difficult to enforce and (among other things) potentially expose the Company to the liabilities of another related entity.

The Company expects to make investments through joint ventures, strategic partnerships or similar arrangements with third parties, the terms of which will often provide for the payment of fees, incentive compensation and/or other amounts to such third parties. These amounts will typically be borne (directly or indirectly) by the Company. Such amounts will generally not give rise to a reduction in the Management Fees, Administration Fees or Incentive Fees payable by the Company, and the Adviser may therefore be incentivized to pursue investment opportunities arising under such arrangements (including to maintain or develop a long-term or strategic relationship with a third party).

Conflicts Related to Cross-Trades. The Adviser may, to the extent permitted under applicable law, effect client cross trades where the Adviser causes a transaction to be effected between the Company and another account advised by it or its affiliate. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company.

Conflicts Related to Sale of Loans. The Company may sell a portion of any loans or certain other assets originated by the Company to other funds managed by the Adviser or affiliates. As a result, the Company’s initial participation in such loans or other assets may be greater, and its available liquid capital less, than it would have been if the Company did not expect to ultimately sell part of such loans or other assets to another fund managed by the Adviser or affiliates. To the extent the Company purchases loans or other assets and subsequently sells a portion thereof to other funds managed by the Adviser or affiliates, the Company will bear the risk of changes in the value of such loans or other assets during the period it holds such loans or other amounts and the amount of capital available to the Company to pursue other investment opportunities may be reduced. Furthermore, it may be difficult to determine the value of the loans or other assets transferred by the Company. As a result, consideration due to the Company from other funds managed by the Adviser or affiliates whenever it may sell the loans or other assets is subject to uncertainty and valuation risks as described elsewhere herein. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company. To help mitigate these conflicts, the Adviser may engage an independent third party valuation agent (whose fees will be borne by the Company) to price loans sold from the Company to other funds managed by the Adviser or affiliates.

Service Providers. The nature of the relationship with a Service Provider and the amount of time devoted or required to be devoted by a Service Provider are expected to vary considerably. In some cases, a Service Provider may provide sector-, industry- and/or regional-specific insights and feedback on investment themes, assist in transaction due diligence, and/or make introductions to and provide reference checks on management teams. In other cases, Service Providers may take on more extensive roles and serve as executives or directors on the boards of Portfolio Investments or portfolio companies or contribute to the origination of new investment opportunities. In certain instances, there may be formal arrangements with Service Providers (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. Service Providers may receive compensation regardless of whether a Portfolio Investment is consummated (including pursuant to retainers and expense reimbursement), and/or may be uncompensated unless and until an engagement with a Portfolio Investment develops. In certain cases, they may have certain attributes of “employees” of the Adviser (e.g., they may have dedicated offices at the Adviser, participate in general meetings and events for the Adviser personnel, work on matters of the Adviser as their primary or sole business activity and/or be compensated on a weekly or monthly basis rather than on a project basis) even though they are not considered employees of the Adviser, affiliates or personnel for purposes of provisions of this report, the LLC Agreement and the Investment Management Agreement relating to Adviser expenses.

Because certain services provided by Service Providers, such as the identification or analysis of investments, might otherwise be provided by employees of the Adviser, the Adviser will have an incentive to retain such Service Providers and have them paid by the Company rather than hiring employees or otherwise paying for these services out of its own resources, particularly since the fees, costs, expenses and liabilities of these parties may be substantial (e.g., fees payable to individual Service Providers may exceed $1 million in any given year). There can be no assurance that any of the Service Providers will continue to serve in such roles for the expected duration of their engagement. Moreover, agreements with Service Providers may provide for the indemnification by the Company of a Service Provider against certain costs and liabilities, which may have the effect of reducing the Adviser’s potential costs and obligations. In addition, if the Company utilizes a Service Provider that the Adviser, its clients and/or its affiliates have an option to acquire, the Adviser may be incentivized to have the Company provide substantial compensation or take other measures with respect to such Service Provider in order to facilitate such acquisition or enable the prospective purchasers to acquire the Service Provider on more favorable terms.

The Company expects to utilize or otherwise engage in transactions with, and to invest in entities that utilize or otherwise engage in transactions with, Service Providers that are owned by, affiliated with or otherwise related to the Company, other clients of the Adviser, the Adviser, or any affiliate or respective personnel thereof. The Company’s involvement with affiliated

Service Providers will give rise to conflicts of interest. For example, (i) while the Adviser may have an incentive to cause the Company to utilize affiliated Service Providers, there can be no guarantee that such Service Providers will have a positive impact on the Company or its investments, or that they will produce results better than unaffiliated Service Providers; (ii) the Adviser may be less incentivized to pursue remedies and enforce rights against an affiliated Service Provider as compared to an unaffiliated Service Provider; (iii) the Adviser may be incentivized to utilize an affiliated Service Provider in order to support such entity, benefit or reduce amounts owed by the other users of or purchasers from such entity, and/or benefit the Adviser-affiliated owners of such entity (which may not include the Company), including by generating fees or other compensation paid to such entity (which will not offset the Management Fee, Administration Fee or Incentive Fees paid by the Company); (iv) while the fees and expenses paid to any Service Provider that is an affiliate of the Adviser will be determined in the Board’s commercially reasonable discretion, taking into account the relevant facts and circumstances and consistent with the responsibilities of the Board and the Adviser, the Board may still be incentivized to agree to more favorable compensation terms with an affiliated Service Provider than with an unaffiliated Service Provider, and such terms will not necessarily be confirmed as being comparable to the market rates for such services; (v) to the extent the Company acquires or sells an interest in an affiliated Service Provider via cross trade with another affiliate of the Adviser, such investment will likely be illiquid and difficult to value, and such valuation will result in conflicts of interest; and (vi) to the extent any such Service Provider is owned by or services multiple Adviser-affiliated entities, the allocation of opportunities and expenses among the relevant entities will require the exercise of discretion. In addition, any such Service Provider may have duties to parties other than the Company, and the Company may not be able to control or influence the standards or actions of such Service Provider notwithstanding its affiliation. Any such affiliated Service Provider may also be acquired by one or more third parties or an affiliate of the Adviser, which could reduce or eliminate any benefits the Company previously received by virtue of its prior affiliation.

Potential Conflicts Relating to the Allocation of Investment Opportunities among the Company and Other Investment Vehicles. Various potential and actual conflicts of interest are expected to arise in connection with the allocation of investment opportunities among the Company and other investment vehicles managed or advised by SCP. Investment opportunities that become known to the Adviser may be appropriate for the Company as well as for the Adviser’s other clients and for the clients of SCP. The Adviser may face conflicts of interest with respect to the allocation of such opportunities.

The Company intends to co-invest with other SEC-regulated funds and private funds managed by the Adviser or its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. The Company may also co-invest with the Adviser’s or its affiliates’ other clients as otherwise permissible under the Order. The Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is SCP or an investment adviser that controls, is controlled by, or is under common control with SCP and is registered under the Advisers Act. Transactions entered pursuant to the Order must be conducted in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions in the Order. The limitations imposed by the Order or the inability to rely upon the Order could limit the ability of the Company to participate in certain investment opportunities.

The Adviser has written policies relating to the allocation of investment opportunities, and the Adviser will allocate investment opportunities that become known to the Adviser and that the Adviser considers appropriate for the Company among the Adviser’s sponsored funds and other clients, in accordance with the Adviser’s allocation policy and procedures. With respect to investment opportunities that are appropriate for other clients of SCP, on the one hand, and the Company, on the other hand, SCP has agreed upon an allocation methodology that it believes will result in the relevant clients each being allocated an appropriate level of such opportunity. Although the Adviser intends to allocate investment opportunities in a fair and equitable manner, decisions as to the allocation of investment opportunities present numerous conflicts of interest, which may not be resolved in a manner that is favorable to the Company’s interests. Moreover, allocation decisions involving co-investment opportunities will depend on the ability of the Company and clients of the Adviser and SCP to rely on SEC exemptive relief relating to co-investments with business development companies advised by SCP.

The Adviser expects that in certain circumstances it will permit other investment vehicles to co-invest with the Company. In that case, allocations will be made in the sole discretion of the Adviser and may result in the investments being made on different terms or in different securities. In addition, these types of co-investments may result in conflicts regarding decisions relating to that investment, including with respect to timing of disposition or strategic objectives.

Material Non-Public Information. The Adviser expects to come into possession of material non-public information concerning specific issuers. Under applicable securities laws, this may limit the Adviser’s flexibility to buy or sell securities issued by such issuers on behalf of the Company or otherwise use such information for the benefit of the Company (e.g., in situations when the Company is asked to grant consents, waivers or amendments with respect to loans, the Adviser’s ability to assess the desirability of such consents, waivers and amendments may be compromised). The Adviser may decline to pursue certain investment opportunities or exit strategies on behalf of the Company in order to avoid being in possession of material non-public information in respect of an issuer where such possession would limit the Adviser’s ability to trade in other securities of such issuer on behalf of their other clients. Alternatively, the Adviser may decline to receive material non-public information in order to avoid trading restrictions, even though access to such information might have been advantageous and other market participants are in possession of such information.

In addition, in circumstances when a Unitholder receives, in connection with its investment in the Company, material non-public information concerning specific issuers, such Unitholder’s flexibility to buy or sell securities issued by such issuers or otherwise use such information may similarly be limited or restricted under applicable securities laws.

The Investment Committee may delegate investment and/or asset management decisions to other investment professionals of the Adviser in their sole discretion. Any decisions made by such subset or other investment professionals may be materially different and/or less optimal than decisions that would have been made by the Investment Committee.

In the event any material, non-public information is disclosed to any person responsible for the affairs of the Company, the Company may be prohibited by applicable securities laws and the MNPI Procedures from acting upon any such information. Due to these restrictions, the Company may not be able to conclude a transaction that it otherwise might have concluded. In other cases, because of confidential or material non-public information acquired by SCP, the Company may also be prohibited from acquiring an investment that it otherwise might have acquired.

Co-Investments. With respect to a Portfolio Investment for which the Adviser determines co-investment capacity is available, the Adviser may, in its sole discretion, offer any portion of a co-investment to Unitholders or to third parties (which may be unaffiliated or affiliated with the Adviser or its affiliates, which may include Service Providers), or may cause the Company to retain such amounts. Each co-investment may be made by a separate vehicle formed for the purpose of making such co-investment. Any Unitholder participating in a co-investment may be required to pay fees (including management, incentive and administration fees) in connection with such co-investment (and, for the avoidance of doubt, any such fees or amounts shall not be considered Transaction Fees). Distributions of income and proceeds related to each co-investment will be made separately from, and not aggregated with, distributions of income and proceeds related to the corresponding Portfolio Investment by the Company.

The Adviser is under no obligation to provide co-investment opportunities to Unitholders, and any such co-investment opportunity may be offered to one or more third parties. Co-investment opportunities will be allocated as determined by the Adviser in its sole discretion. In determining such allocations, the Adviser may take into account any facts or circumstances it deems appropriate, including the size of the prospective co-investor’s investment in the Company and any other vehicles or accounts advised by the Adviser or its affiliates; whether and the extent to which the prospective co-investor has expressed an interest in co-investment opportunities; the Adviser’s evaluation of the financial resources, sophistication, experience and expertise of the potential co-investor, with respect to the execution of co-investment transactions generally, and with respect to the geographic location or business activities of the applicable Portfolio Investment; perception of past experiences and relationships with each prospective co-investor; whether or not such person has co-invested previously and the ability of any such co-investor to respond promptly and appropriately to potential investment opportunities; perception of the legal, regulatory, reporting, public relations, competitive, confidentiality or other issues that may arise with respect to any prospective co-investor; and any strategic value or other benefit to the Adviser or its affiliates resulting from offering such co-investment opportunity to a prospective co-investor. Nothing in this report constitutes a guarantee, prediction or projection of the availability of co-investment opportunities.

Co-investments may result in conflicts between the Company and other co-investors (for example, over the price and other terms of such investment, exit strategies and related matters, including the exercise of remedies of their respective investments). Furthermore, to the extent that the Company holds interests that are different (or more senior) than those held by such other co-investors, the Adviser may be presented with decisions involving circumstances where the interests of such co-investors are in conflict with those of the Company. To the extent any affiliate of the Adviser co-invests with the Company, such conflicts will be heightened.

The Adviser may grant certain Unitholders a priority right to participate in co-investment opportunities, subject to the requirements of the Order and to applicable law. The existence of such priority co-investment rights may result in other Unitholders receiving fewer or no co-investment opportunities. Because co-investors may not be identified and/or may not agree to invest until relatively late in the investment process, or for other reasons, co-investors may not bear their proportionate share of investment-related expenses (including “broken deal” expenses). Beneficial owners of 25% or more of the Company’s

Units are not permitted to participate in co-investment opportunities, and beneficial owners of between 5% and 25% of the Company’s Units are only permitted to participate in co-investment opportunities upon approval of the Company’s Board. A non-binding indication of interest in co-investments does not require the Adviser to notify such interested party of any co-investment opportunity.

Certain Potential Conflicts Relating to Expenses. The appropriate allocation of fees and expenses among the Company and other funds or accounts advised by the Adviser or any of its affiliates often cannot be resolved by reference to a pre-existing formula and will require the exercise of discretion. In addition, it is expected that the Company will bear expenses related to investments that it does not consummate (i.e., broken deal expenses). While the Adviser has adopted policies and procedures designed to fairly and equitably allocate expenses, the Adviser and its affiliates will be subject to conflicts of interest in making such determinations, and there can be no assurance that errors will not arise in such allocations, or that any allocations (i) will reflect an entity’s pro rata share of such expenses based on the amounts invested (or anticipated to be invested) / market value of the investment held (or anticipated to be held) by each fund or account managed by the Adviser or its affiliates or (ii) will be in proportion to the number of participating funds managed by the Adviser or its affiliates, or the proportion of time spent on each fund managed by the Adviser or its affiliates, or that such allocations will not confer an economic benefit on other entities at the Company’s expense. Similarly, the determination of whether an expense (for instance, the fees and expenses of consultants, contract employees, outside legal counsel and temporary employees (as well as secondees of any of the foregoing) who work on Company -related matters) is appropriately borne by the Company (or a specific group of Company investors) or the Adviser often cannot be resolved by reference to a pre-existing formula and will require the exercise of discretion, and the Adviser is subject to conflicts of interest in making such determinations. In particular, the Adviser may be incentivized to (i) classify expenses as borne by the Company as opposed to the Adviser and (ii) decrease the level or quality of third-party services provided to the Company to the extent such services are paid for by the Adviser.

For administrative and other reasons, the Adviser may (i) cause the Company to be invoiced for, advance or otherwise bear on a temporary basis all or a portion of an expense ultimately intended to be borne in whole or in part by another vehicle managed by the Adviser or an affiliate and/or (ii) make corrective allocations of expenses among such vehicles to reflect their appropriate share of such expenses. Such measures generally will not include the imposition of an interest charge or other payments designed to compensate (whether for time value, opportunity cost or otherwise) a particular vehicle for temporarily bearing a disproportionate share of expenses.

The Company and certain other funds managed by the Adviser or an affiliate may, but are not expected to hold certain investments and conduct certain activities through the same SPVs or other structures. The use of such common SPVs or other structures may give rise to various conflicts of interest; for example, the use of any such vehicle may make it more difficult to address specific considerations applicable to the Company than if separate vehicles were used. In addition, a level of discretion will be required with respect to each entity’s relative participation in any such vehicle, including adjustments intended to reflect the entities’ relative capital available for investment as of the conclusion of their respective offering periods.

Incentive Fee; Use of Leverage. The Adviser will receive an incentive fee. The existence of the Adviser’s incentive fee creates an incentive for the Adviser to make more speculative investments on behalf of the Company than it might otherwise make in the absence of such performance-based compensation. Additionally, the Company has broad authority to utilize leverage; as the use of leverage has the potential to magnify gains, the Adviser may be incentivized to utilize leverage in an effort to enhance Company performance and/or generate incentive fees for itself. In particular, the Adviser may be incentivized to utilize any Commitment-based Company credit facility, since (i) borrowings associated with such facility generally will be included for purposes of the Administration Fee and Management Fee payable to the Adviser and (ii) the utilization of such facility may enable the Adviser not to draw down Commitments and thereby receive incentive fees sooner than it would have in the absence of such facility.

Valuation. Subject to approval by the Board, the Adviser fair values securities, loans or other instruments for which market quotes are not readily available (or if extraordinary events occur after the last readily available quotation), and is subject to certain conflicts of interest in doing so. In particular, the Adviser may be incentivized to produce higher valuations in order to enhance Company performance, and/or due to the operation of the guideline.

Diverse Unitholder Group. It is expected that the Unitholders will have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of Unitholders may relate to, or arise from, among other things, the acquisition or structuring of Portfolio Investments and the timing and disposition of Portfolio Investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser that may be more beneficial for one investor than for another investor, for example, with respect to Unitholders’ individual tax situations. In addition, the Company may make Portfolio Investments which may have a negative impact on related or unrelated investments made by Unitholders in transactions outside of the Company. In selecting and structuring Portfolio Investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company and the Unitholders as a group, not the investment, tax or other objectives of any Unitholder individually.

Certain Business Relationships

Certain of our current directors and officers are directors or officers of the Adviser.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hochberg, Potter and Wachter qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Management Agreement with the Adviser. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Management Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Adviser and certain of its affiliates.

Limitation on Liability of Directors; Indemnification and Advance of Expenses

Under the LLC Agreement, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. In addition, we have obtained liability insurance for our officers and directors.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2019.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Fiscal Year Ended December 31, 2018
Audit Fees	$—
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees:	$—

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Form of Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(1)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd., and Citibank, N.A.(1)

10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A.(1)

14.1	Code of Ethics*

14.2	Code of Business Conduct*

21.1	List of Subsidiaries—None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Previously filed as an exhibit to Amendment No. 1 to SCP Private Credit Income BDC LLC’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer, President, Chairman of the Board and Director

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 21, 2019	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 21, 2019	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 21, 2019	/s/ DAVID S. WACHTER David S. Wachter	Director

February 21, 2019	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 21, 2019	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 21, 2019	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)