Form 10-Q
period 2019-03-31
SCP Private Credit Income BDC LLC
filed 2019-05-07
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01294

SCP Private Credit Income BDC LLC

(Exact name of registrant as specified in its charter)

Delaware	83-0634992
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of the Registrant’s common units outstanding as of May 3, 2019 was 2,800,100.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2019

*	Commencement of operations

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities (unaudited)

(in thousands, except unit amounts)

	March 31, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $52,865 and $0, respectively)	$53,134	$—
Cash	1,006	1
Interest receivable	85	—
Receivable for investments sold	11	—
Other receivable	115	—
Prepaid expenses	113	—
Other assets	434	—

Total assets	$54,898	$1

Liabilities
Revolving credit facility due February 2023 (the “SPV Facility”) ($14,250 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,284 and $0, respectively. See note 5)	$12,966	$—
Revolving credit facility due March 2021 (the “Subscription Facility”) ($13,200 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $173 and $0, respectively. See note 5)	13,027	—
Interest payable (see note 5)	102	—
Management fee payable (see note 3)	34	—
Administration fee payable (see note 3)	1	—
Other liabilities and accrued expenses	631	—

Total liabilities	$26,761	$—

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ commitment:	$326,001	$326,001
Common Unitholders’ undrawn commitment:	(298,000)	(326,000)

Common Unitholders’ capital (2,800,100 and 100 units, respectively, issued and outstanding)	28,001	1
Accumulated distributable net gain	136	—

Total unitholders’ capital	$28,137	$1

Total liabilities and unitholders’ capital	$54,898	$1

Net asset value per unit	$10.05	$10.00

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

For the period March 12, 2019* to March 31, 2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$189
Other income from non-controlled/non-affiliated investments	1

Total investment income	190

Expenses:
Management fees (see note 3)	$34
Administration fees (see note 3)	1
Interest and other credit facility expenses (see note 5)	122
Organizational and offering expenses	62
Legal expenses	45
Administrative services expense	24
Other general and administrative expenses	35

Total expenses	323

Net investment income (loss)	$(133)

Realized and unrealized gain on investments:
Net change in unrealized gain on non-controlled/non-affiliated investments	$269

Net Increase in Unitholders’ Capital Resulting From Operations	$136

Earnings Per Unit	$0.05

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

For the period March 12, 2019* to March 31, 2019
Increase in unitholders’ capital resulting from operations:
Net investment income (loss)	$(133)
Net change in unrealized appreciation on investments	269

Net increase in unitholders’ capital resulting from operations	136
Increase in unitholders’ capital resulting from capital activity
Contributions	28,000

Total increase in unitholders’ capital	28,136

Unitholders’ capital, beginning of period	1

Unitholders’ capital, end of period	$28,137

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

For the period March 12, 2019* to March 31, 2019
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$136
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(269)
(Increase) decrease in operating assets:
Purchase of investments	(53,136)
Proceeds from disposition of investments	271
Receivable for investments sold	(11)
Interest receivable	(85)
Other receivable	(115)
Prepaid expenses	(113)
Other assets	(434)
Increase in operating liabilities:
Management fee payable	34
Administration fee payable	1
Interest payable	102
Other liabilities and accrued expenses	631

Net Cash Used in Operating Activities	(52,988)

Cash Flows from Financing Activities:
Contributions from unitholders	28,000
Deferred financing costs	(1,457)
Proceeds from borrowings	27,450

Net Cash Provided by Financing Activities	53,993

NET INCREASE IN CASH	1,005

CASH AT BEGINNING OF PERIOD	1

CASH AT END OF PERIOD	$1,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$20

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 188.8%
Apollo Endosurgery, Inc. (2)(6)	Health Care Equipment & Supplies	L+750	—	10.00%	3/15/2019	9/1/2023	$4,004	$3,976	$3,973
Centria Healthcare LLC (2)(6)	Health Care Providers & Services	L+400	1.00%	6.60%	3/12/2019	11/3/2021	3,881	3,844	3,843
Cerapedics, Inc. (2)(6)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,656	3,655
Edgewood Partners Holdings, LLC (2)(6)	Insurance	L+425	1.00%	6.75%	3/12/2019	9/8/2024	4,984	4,935	4,984
Kingsbridge Holdings, LLC (2)(6)	Multi-Sector Holdings	L+700	1.00%	9.81%	3/12/2019	12/21/2024	11,321	11,152	11,208
KORE Wireless Group, Inc. (2)(6)	Wireless Telecommunication Services	L+550	—	8.10%	3/12/2019	12/21/2024	14,508	14,219	14,363
Rubius Therapeutics, Inc. (2)(4)(6)	Pharmaceuticals	L+550	—	7.98%	3/12/2019	12/21/2023	2,624	2,619	2,631
Tetraphase Pharmaceuticals, Inc. (2)(6)	Pharmaceuticals	L+725	—	9.73%	3/12/2019	5/2/2023	4,000	3,962	3,960
US Radiology Specialists, Inc. (2)(6)	Health Care Providers & Services	L+450	1.00%	7.00%	3/12/2019	1/1/2024	4,536	4,502	4,502

Total Bank Debt/Senior Secured Loans								$52,865	$53,119

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.0%
Tetraphase Pharmaceuticals, Inc. Warrants (6)†	Pharmaceuticals				3/12/2019		55,249	—	15

Total Investments (5) — 188.8%								$52,865	$53,134
Liabilities in Excess of Other Assets — (88.8%)									(24,997)

Net Assets — 100.0%									$28,137

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2019

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2019.

(2)

Indicates an investment that is wholly or partially held by SCP Private Credit Income BDC LLC through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 4.8% of the total assets of the Company.

(5)

Aggregate net unrealized appreciation for federal income tax purposes is $224; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $276 and $52, respectively, based on a tax cost of $52,910. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(6)	Level 3 investment valued using significant unobservable inputs.
†	Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2019
Wireless Telecommunication Services	27.0%
Multi-Sector Holdings	21.1%
Health Care Providers & Services	15.7%
Health Care Equipment & Supplies	14.4%
Pharmaceuticals	12.4%
Insurance	9.4%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

(in thousands, except unit amounts)

Note 1. Organization

SCP Private Credit Income BDC LLC (the “Company”) is a Delaware limited liability company formed on May 18, 2018. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. Prior to the commencement of operations, 100 units were sold and issued at an aggregate purchase price of $1 ($10.00 per unit) to Solar Capital Partners, LLC, the Company’s investment adviser (the “Adviser”).

The Company expects to implement a corporate lending strategy that once ramped, will focus on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, loan sizes of $100,000 to $300,000 to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25,000 and $100,000) across the United States. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features and/or other types of unfunded commitments.

The offering period of the Company ended on April 5, 2019 (the “Offering Period”). The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

Note 2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2019.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

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

c.

the audit committee of the Board of Directors ( the “Board”) reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.

the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third party valuation specialist, if any, that may from time to time be engaged.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period March 12, 2019 (commencement of operations) to March 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)

Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)

Distributions to Unitholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)

The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)

In accordance with ASC 835-30, the Company reports origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. Applicable expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

(k)

The Company records expenses related to registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25. Certain subsequent costs are expensed per the AICPA Audit & Accounting Guide for Investment Companies.

(l)

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(m)	The Company records expenses directly related to its organization as incurred.

(n)

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent	Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

Note 3. Agreements and Related Party Transactions

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

Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay the Administrative Coordinator, a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as the aggregate accreted and amortized cost of all portfolio investments, including any amounts reinvested in investments and the cost of investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

Calculation Date. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Fund and (iii) certain Unitholder servicing functions.

Each of the Management Fee and the Administration Fee will be appropriately adjusted for any stub period. Such fees will be paid out of net current income and/or disposition proceeds or, to the extent such amounts are not available, from unfunded capital commitments that will be drawn down, or borrowings of the Company. In the event that the Adviser arranges for the Company to pay any portion of a placement fee to a placement agent, the amount of management fees otherwise payable shall be reduced by an amount equal to 100% of such payment to the placement agent.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

For the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company incurred $34 in Management Fees, $1 in Administration Fees and $0 in Incentive Fees.

The aggregate amount of certain operating expenses relating to Unitholders investing directly in the Company will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400,000 in capital commitments, an amount equal to the sum of (x) the product of the capital commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in capital commitments, $2,250. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500. As of March 31, 2019, organizational and offering expenses are estimated to be approximately $500.

Note 4. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

Gains and losses for assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2019:

Fair Value Measurements

As of March 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$53,119	$53,119
Common Equity/Equity Interests/Warrants	—	—	15	15

Total Investments	$—	$—	$53,134	$53,134

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period March 12, 2019 (commencement of operations) to March 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2019:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/ Equity Interests/Warrants	Total
Fair value, March 12, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain.	254	15	269
Purchase of investment securities	53,136	—	53,136
Proceeds from dispositions of investment securities	(271)	—	(271)
Transfers in/out of Level 3	—	—	—

Fair value, March 31, 2019	$53,119	$15	$53,134

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$254	$15	$269

During the period March 12, 2019 (commencement of operations) to March 31, 2019, there were no transfers in and out of Levels 1 and 2.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

Quantitative Information about Level 3 Fair Value Measurements

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2019 is summarized in the table below:

	Fair Value at March 31, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$53,119	Income Approach	Market Yield	7.0% – 12.0% (9.1%)
Common Equity/Equity Interests/Warrants	$15	Market Approach	Volatility	23.9% – 23.9% (23.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $14,250 of borrowings outstanding as of March 31, 2019 under the SPV Facility.

Subscription Facility—On March 12, 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. Under the terms of the Subscription Facility, the Company has made certain

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $13,200 of borrowings outstanding as of March 31, 2019 under the Subscription Facility.

The average annualized interest cost for borrowings for the period March 12, 2019 (commencement of operations) to March 31, 2019 was 5.47%. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the period March 12, 2019 (commencement of operations) to March 31, 2019 was $27,450.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of March 31, 2019 is $18,867, comprised of the following:

March 31, 2019
MSHC, Inc.	$6,000
Rubius Therapeutics, Inc.*.	5,248
Tetraphase Pharmaceuticals, Inc.*.	2,700
Edgewood Partners Holdings, LLC	1,940
Kingsbridge Holdings, LLC	1,617
Cerapedics, Inc.*	1,050
Centria Healthcare LLC	312

Total Commitments	$18,867

*

Commitments are subject to the portfolio company achieving certain milestones. As of March 31, 2019, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of March 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 7. Unitholders’ Capital

During the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company sold and issued 2,800,000 common units at a price of $10.00 per unit, for net proceeds of $28,000.

For the period March 12, 2019* to March 31, 2019
Units at beginning of period	100
Units issued and outstanding	2,800,000

Units issued and outstanding at end of period	2,800,100

*	Commencement of operations

For the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company did not make any distributions.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period March 12, 2019 (commencement of operations) to March 31, 2019:

For the period March 12, 2019* to March 31, 2019
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.00

Net investment income (loss)	(0.05)
Net realized and unrealized gain	0.10

Net increase in unitholders’ capital resulting from operations	0.05
Distributions to unitholders:
From net investment income	—

Net asset value per unit, end of period	$10.05

Total Return (b)(c)	0.50%
Unitholders’ capital, end of period	$28,137
Units outstanding, end of period	2,800,100

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	(0.47)%

Operating expenses	0.71%
Interest and other credit facility expenses	0.44%

Total expenses	1.15%

Average debt outstanding	$17,708
Portfolio turnover ratio	0.5%

(a)	Calculated using the average units outstanding method.
(b)	Total return is based on the change in net asset value per unit during the period. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations

Note 9.    Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2019, the related consolidated statement of operations for the period March 12, 2019 (commencement of operations) to March 31, 2019, the related consolidated statement of changes in unitholders’ capital for the period March 12, 2019 (commencement of operations) to March 31, 2019, the related consolidated statement of cash flows for the period March 12, 2019 (commencement of operations) to March 31, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC and consolidated subsidiaries as of December 31, 2018, and the related notes were not audited or reviewed by us, and accordingly, we do not express an opinion or any other form of assurance on them.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

May 6, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SCP Private Credit Income BDC LLC (the “Company”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the debt markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	the risks, uncertainties and other factors we identify in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed on February 21, 2019.

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

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act, and have elected to be treated as a regulated investment company (“RIC”) for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S.

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

The Company’s principal focus, once ramped, is to invest in first lien and stretch first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which the Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at the Adviser for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining the Company’s diversification objectives, the Company expects to co-invest with other vehicles managed by the Adviser. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by the Adviser will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”).

Revenues

The Company’s principal focus, once ramped, is to invest in first lien and stretch first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which we have direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies.

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

In addition, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

For the avoidance of doubt, the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the net asset value of the Company.

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. Accordingly, as of March 31, 2019, organizational and offering costs are estimated to be approximately $500,000, of which the Company expensed approximately $62,000 during the period March 12, 2019 (commencement of operations) to March 31, 2019.

Portfolio and Investment Activity

During the period March 12, 2019 (commencement of operations) to March 31, 2019, we invested $53.1 million across 9 portfolio companies. Investments sold or prepaid during the period March 12, 2019 (commencement of operations) to March 31, 2019 totaled $0.3 million.

At March 31, 2019, our portfolio consisted of 9 portfolio companies and was invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value.

At March 31, 2019, 100% of our portfolio was floating rate, measured at fair value.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies. Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

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

(v)

securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under U.S. GAAP);

(vi)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(vii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(viii)	securities, loans or other instruments for which market quotes are not readily available will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of March 31, 2019, the Company held $27.45 million of senior securities, for an asset coverage ratio of 202.5%.

Taxation as a Regulated Investment Company (“RIC”)

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

Results of Operations

Investment Income

For the period March 12, 2019 (commencement of operations) to March 31, 2019, gross investment income totaled $0.2 million.

Expenses

Net expenses totaled $0.3 million for the period March 12, 2019 (commencement of operations) to March 31, 2019, of which $0.04 million were management fees and administration fees and $0.1 million were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $0.17 million for the period March 12, 2019 (commencement of operations) to March 31, 2019. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $0.1 million, or $0.05 per average unit, for the period March 12, 2019 (commencement of operations) to March 31, 2019.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $0.3 million for the period March 12, 2019 (commencement of operations) to March 31, 2019. There were no realized gains during this period.

Net Change in Unrealized Gain

For the period March 12, 2019 (commencement of operations) to March 31, 2019, net change in unrealized gain on the Company’s assets totaled $0.3 million. Net unrealized gain for the period March 12, 2019 (commencement of operations) to March 31, 2019 is primarily due to appreciation on our investments in KORE Wireless Group, Inc., Kingsbridge Holdings, LLC and Edgewood Partners Holdings, LLC, among others, partially offset by depreciation in Tetraphase Pharmaceuticals, Inc. and Apollo Endosurgery, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company had a net increase in unitholders’ capital resulting from operations of $0.1 million. For the same period, earnings per average unit were $0.05.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash is expected to be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 units to the Adviser, for an aggregate purchase price of $1,000. During the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company sold and issued 2,800,000 additional common units at a price of $10.00 per unit, for net proceeds of $28 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. Unfunded equity capital commitments totaled $298 million at March 31, 2019.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC LLC (the “SPV”), entered into the $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $14.3 million of borrowings outstanding as of March 31, 2019 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $13.2 million of borrowings outstanding as of March 31, 2019 under the Subscription Facility.

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

	Payments due by Period as of March 31, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$27.5	$—	$13.2	$14.3	$—

(1)	At March 31, 2019, we had a total of $107.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2019:

March 31, 2019
(in millions)
MSHC, Inc.	$6.0
Rubius Therapeutics, Inc.*.	5.2
Tetraphase Pharmaceuticals, Inc.*.	2.7
Edgewood Partners Holdings, LLC	2.0
Kingsbridge Holdings, LLC	1.6
Cerapedics, Inc.*	1.1
Centria Healthcare LLC	0.3

Total Commitments	$18.9

*

Commitments are subject to the portfolio company achieving certain milestones. As of March 31, 2019, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of March 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Related Parties

We have entered into the Investment Management Agreement with Solar Capital Partners. Mr. Gross, our Chairman and Chief Executive Officer and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for Solar Capital Partners.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior and unitranche loans and to a lesser extent mezzanine loans and equity securities. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and Solar Senior Capital Ltd. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period March 12, 2019 (commencement of operations) to March 31, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eleven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.06)	$0.07

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended March 31, 2019 to the risk factors discussing in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (1)

3.2	Form of Amended and Restated Limited Liability Company Agreement (1)

4.1	Form of Subscription Agreement (1)

10.1	Form of Loan and Security Agreement, dated as of February 27, 2019, by and among the Registrant, as the servicer, SCP Private Credit Income BDC SPV LLC, as the borrower, the lenders party thereto, rom time to time party thereto, Wells Fargo Bank, N.A. as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, N.A., as administrative agent. (2)

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previous filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2019.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)