Form 10-Q
period 2019-09-30
SCP Private Credit Income BDC LLC
filed 2019-11-04
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

The number of the Registrant’s common units outstanding as of November 1, 2019 was 3,605,077.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

	Index	Page No.
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2019 (unaudited) and December 31, 2018 (unaudited)	3
	Consolidated Statement of Operations for the three months ended September 30, 2019 (unaudited), the period March 12, 2019* to September 30, 2019 (unaudited) and the period August 1, 2018† to September 30, 2018 (unaudited)	4
	Consolidated Statement of Changes in Unitholders’ Capital for the three months ended September 30, 2019 (unaudited), the period March 12, 2019* to September 30, 2019 (unaudited) and the period August 1, 2018† to September 30, 2018 (unaudited)	5
	Consolidated Statement of Cash Flows for the period March 12, 2019* to September 30, 2019 (unaudited) and the period August 1, 2018† to September 30, 2018 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2019 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	10
	Report of Independent Registered Public Accounting Firm	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1a.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

*	Commencement of operations
†	Date of initial sale of units to the Adviser

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities (unaudited)

(in thousands, except unit amounts)

	September 30, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $86,723 and $0, respectively)	$87,058	$—
Cash	9,621	1
Cash equivalents (cost: $9,986 and $0, respectively)	9,986	—
Interest receivable	315	—
Receivable for investments sold	23	—
Other receivable	82	—
Prepaid expenses	112	—

Total assets	$107,197	$1

Liabilities
Revolving credit facility due March 2021 (the “Subscription Facility”) ($30,200 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $243 and $0, respectively. See note 5)	$29,957	$—
Revolving credit facility due February 2023 (the “SPV Facility”) ($30,950 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,143 and $0, respectively. See note 5)	29,807	—
Payable for cash equivalents purchased	9,986	—
Interest payable (see note 5)	673	—
Management fee payable (see note 3)	612	—
Administration fee payable (see note 3)	28	—
Other liabilities and accrued expenses	485	—

Total liabilities	$71,548	$—

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ commitment:	$326,001	$326,001
Common Unitholders’ undrawn commitment:	(290,000)	(326,000)
Offering costs	(308)	—

Common Unitholders’ capital (3,605,076 and 100 units, respectively, issued and outstanding)	35,693	1
Accumulated distributable net loss	(44)	—

Total unitholders’ capital	$35,649	$1

Total liabilities and unitholders’ capital	$107,197	$1

Net asset value per unit	$9.89	$10.00

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended September 30, 2019	For the period March 12, 2019* to September 30, 2019	For the period August 1, 2018† to September 30, 2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,831	$3,342	$—
Other income from non-controlled/non-affiliated investments	—	1	—

Total investment income	1,831	3,343	—

Expenses:
Management fees (see note 3)	$251	$612	$—
Administration fees (see note 3)	15	28	—
Interest and other credit facility expenses (see note 5)	1,168	2,279	—
Administrative services expense	111	244	—
Other general and administrative expenses	238	609	—

Total expenses	1,783	3,772	—

Net investment income (loss)	$48	$(429)	$—

Realized and unrealized gain on investments and cash equivalents:
Net realized gain on non-controlled/non-affiliated investments and cash equivalents	$50	$50	$—
Net change in unrealized gain on non-controlled/non-affiliated investments	62	335	—

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	112	385	—

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$160	$(44)	$—

Net Income (Loss) Per Unit	$0.06	$(0.02)	$—

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended September 30, 2019	For the period March 12, 2019* to September 30, 2019	For the period August 1, 2018† to September 30, 2018
Decrease in unitholders’ capital resulting from operations:
Net investment income (loss)	$48	$(429)	$—
Net realized gain	50	50	—
Net change in unrealized gain	62	335	—

Net increase (decrease) in unitholders’ capital resulting from operations	160	(44)	—

Increase (decrease) in unitholders’ capital resulting from capital activity
Contributions	9,000	47,000	1
Redemptions	(11,000)	(11,000)	—
Less offering costs	—	(308)	—

Net increase (decrease) in unitholders’ capital resulting from capital activity	(2,000)	35,692	1

Total increase (decrease) in unitholders’ capital	(1,840)	35,648	1
Unitholders’ capital, beginning of period	37,489	1	—

Unitholders’ capital, end of period	$35,649	$35,649	$1

Capital unit activity (see note 7):
Units issued	911,854	4,724,000	100
Units redeemed	(1,119,024)	(1,119,024)	—

Net increase (decrease) from capital unit activity	(207,170)	3,604,976	100

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	For the period March 12, 2019* to September 30, 2019	For the period August 1, 2018† to September 30, 2018
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(44)	$—
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(50)	—
Net change in unrealized (gain) loss on investments	(335)	—
(Increase) decrease in operating assets:
Purchase of investments	(93,040)	—
Net accretion of discount on investments	(191)	—
Proceeds from disposition of investments	6,558	—
Receivable for investments sold	(23)	—
Interest receivable	(315)	—
Other receivable	(82)	—
Prepaid expenses	(112)	—
Increase in operating liabilities:
Payable for cash equivalents purchased	9,986	—
Management fee payable	612	—
Administration fee payable	28	—
Interest payable	673	—
Other liabilities and accrued expenses	485	—

Net Cash Used in Operating Activities	(75,850)	—

Cash Flows from Financing Activities:
Contributions from unitholders	47,000	1
Redemptions to unitholders	(11,000)	—
Offering costs	(308)	—
Deferred financing costs	260	—
Proceeds from borrowings	121,904	—
Repayments of borrowings	(62,400)	—

Net Cash Provided by Financing Activities	95,456	1

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,606	1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,607	$1

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,606	—

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—244.1%
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	—	9.57%	3/15/2019	9/1/2023	$4,004	$4,000	$3,993
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,441	2,443
Centria Healthcare LLC(2)	Health Care Providers & Services	L+400	1.00%	6.10%	3/12/2019	11/3/2021	4,096	4,068	4,096
Cerapedics, Inc.(2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,680	3,674
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	6.29%	3/12/2019	9/8/2024	5,229	5,181	5,229
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	7.60%	6/28/2019	6/28/2024	4,116	4,057	4,075
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,784	1,784
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	9.33%	3/12/2019	12/21/2024	12,938	12,756	12,874
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.60%	3/12/2019	12/21/2024	14,435	14,167	14,291
MRI Software LLC(2)	Software	L+575	—	7.80%	7/23/2019	6/30/2023	9,245	9,156	9,199
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	6.29%	6/27/2019	12/31/2024	901	896	896
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550	—	7.57%	3/12/2019	12/21/2023	5,248	5,254	5,261
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	915	915
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	4,118	4,085	4,074
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)	Insurance	L+485	1.00%	6.95%	5/8/2019	6/24/2021	369	362	369
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+450	1.00%	6.70%	3/12/2019	1/1/2024	4,513	4,483	4,468
Worldwide Facilities, LLC(2)	Insurance	L+450	—	6.57%	9/13/2019	9/5/2026	6,509	6,379	6,378

Total Bank Debt/Senior Secured Loans								$86,663	$87,019

Common Equity/Equity Interests/Warrants—0.1%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	17
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	22
Tetraphase Pharmaceuticals, Inc. Warrants(4)†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants								$60	$39

Total Investments(5)—244.2%								$86,723	$87,058

Cash Equivalents—28.0%							Par Amount
U.S. Treasury Bill	Government				9/30/2019	10/29/2019	$10,000	$9,986	$9,986

Total Investments & Cash Equivalents—272.2%								$96,709	$97,044
Liabilities in Excess of Other Assets—(172.2%)									(61,395)

Net Assets—100.0%									$35,649

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2019

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2019.

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

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 9.4% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for federal income tax purposes is $18; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $324 and $342, respectively, based on a tax cost of $87,076. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2019

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2019
Wireless Telecommunication Services	16.4%
Multi-Sector Holdings	14.8%
Insurance	13.8%
Health Care Equipment & Supplies	13.5%
Pharmaceuticals	12.0%
Software	10.6%
Health Care Providers & Services	9.8%
Capital Markets	4.7%
Diversified Financial Services	3.4%
Commercial Services & Supplies	1.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

September 30, 2019

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

September 30, 2019

(in thousands, except unit amounts)

valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period March 12, 2019 (commencement of operations) to September 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

For the three months ended September 30, 2019, the Company incurred $251 in Management Fees, $15 in Administration Fees and $0 in Incentive Fees. For the period March 12, 2019 (commencement of operations) to September 30, 2019, the Company incurred $612 in Management Fees, $28 in Administration Fees and $0 in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500. As of September 30, 2019, $308 of offering expenses were charged to capital and $84 of organizational costs were expensed.

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

September 30, 2019

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of September 30, 2019:

Fair Value Measurements

As of September 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$87,019	$87,019
Common Equity/Equity Interests/Warrants	—	—	39	39

Total Investments	$—	$—	$87,058	$87,058

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2019

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended September 30, 2019 and the period March 12, 2019 (commencement of operations) to September 30, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2019:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2019	$66,738	$21	$66,759
Total gains or losses included in earnings:
Net realized gain (loss)	51	—	51
Net change in unrealized gain (loss)	67	(5)	62
Purchase of investment securities	25,785	23	25,808
Proceeds from dispositions of investment securities	(5,622)	—	(5,622)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2019	$87,019	$39	$87,058

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$67	$(5)	$62

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 12, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net realized gain (loss)	51	—	51
Net change in unrealized gain (loss)	356	(21)	335
Purchase of investment securities	93,171	60	93,231
Proceeds from dispositions of investment securities	(6,559)	—	(6,559)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2019	$87,019	$39	$87,058

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$356	$(21)	$335

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

September 30, 2019

(in thousands, except unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2019 is summarized in the table below:

	Fair Value at September 30, 2019	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$87,019	Income Approach	Market Yield	6.2% – 11.4% (8.6%)

Common Equity/Equity Interests/Warrants	$39	Market Approach	Volatility	18.3% – 18.3% (18.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $30,950 of borrowings outstanding as of September 30, 2019 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35,000 to $50,000. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,200 of borrowings outstanding as of September 30, 2019 under the Subscription Facility.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2019

(in thousands, except unit amounts)

The average annualized interest cost for borrowings for the period March 12, 2019 (commencement of operations) to September 30, 2019 was 5.36%. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the period March 12, 2019 (commencement of operations) to September 30, 2019 was $64,550.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of September 30, 2019 is $20,006, comprised of the following:

September 30, 2019
MSHC, Inc.	$5,096
Worldwide Facilities, LLC	3,679
Kindred Biosciences, Inc.	2,689
Rubius Therapeutics, Inc.	2,624
Edgewood Partners Holdings, LLC	1,670
Centrexion Therapeutics, Inc.	1,479
Cerapedics, Inc.	1,050
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	672
MRI Software LLC	548
Enhanced Capital Group, LLC	493
Centria Healthcare LLC	6

Total Commitments	$20,006

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 7. Unitholders’ Capital

Transactions in unitholders’ capital were as follows:

	Three months ended September 30, 2019	For the period March 12, 2019* to September 30, 2019	For the period August 1, 2018† to September 30, 2018
Units at beginning of period	3,812,246	100	—
Units issued	911,854	4,724,000	100
Units redeemed	(1,119,024)	(1,119,024)	—

Units issued and outstanding at end of period	3,605,076	3,605,076	100

*	Commencement of operations
†	Date of initial sale of units to the Adviser

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2019

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period March 12, 2019 (commencement of operations) to September 30, 2019 and the period August 1, 2018 (date of initial sale of units to the Adviser) to September 30, 2018:

	For the period March 12, 2019* to September 30, 2019	For the period August 1, 2018† to September 30, 2018
Per Share Data:(a)
Net asset value per unit, beginning of period	$10.00	$10.00

Net investment income (loss)	(0.15)	—
Net realized and unrealized gain	0.14	—

Net decrease in unitholders’ capital resulting from operations	(0.01)	—
Offering costs	(0.10)	—
Distributions to unitholders:
From net investment income	—	—

Net asset value per unit, end of period	$9.89	$10.00

Total Return(b)(c)	(0.98)%	0.00%
Unitholders’ capital, end of period	$35,649	$1
Units outstanding, end of period	3,605,076	100

Ratios to average net assets of Unitholders’ Capital(c):
Net investment income (loss)	(1.51)%	0.00%

Operating expenses	5.25%	0.00%
Interest and other credit facility expenses	8.02%	0.00%

Total expenses	13.27%	0.00%

Average debt outstanding	$46,953	$—
Portfolio turnover ratio	9.5%	0.0%

(a)	Calculated using the average units outstanding method.
(b)	Total return is based on the change in net asset value during the period. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations
†	Date of initial sale of units to the Adviser

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2019, and the related consolidated statements of operations for the three-month period ended September 30, 2019, the period March 12, 2019 (commencement of operations) to September 30, 2019 and for the period August 1, 2018 (date of initial sale of units) to September 30, 2018, the related consolidated statements of changes in unitholders’ capital for the three-month period ended September 30, 2019, the period March 12, 2019 (commencement of operations) to September 30, 2019 and for the period August 1, 2018 (date of initial sale of units) to September 30, 2018, the related consolidated statement of cash flows for the period March 12, 2019 (commencement of operations) to September 30, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated statement of assets and liabilities of the Company as of December 31, 2018, and the related notes, and the consolidated statement of cash flows for the period August 1, 2018 (date of initial sale of units) to September 30, 2018 were not audited or reviewed by us, and accordingly, we do not express an opinion or any other form of assurance on them.

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

November 4, 2019

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. Accordingly, as of September 30, 2019, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed.

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested $17.6 million across 9 portfolio companies. Investments sold or prepaid during the three months ended September 30, 2019 totaled $5.6 million.

At September 30, 2019, our portfolio consisted of 19 portfolio companies and was invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value.

At September 30, 2019, 96.6% of our income producing investment portfolio was floating rate and 3.4% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of September 30, 2019, the Company held $61.2 million of senior securities, for an asset coverage ratio of 158.3%.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

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

Results of Operations

Investment Income

For the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, gross investment income totaled $1.8 million and $3.3 million, respectively.

Expenses

Net expenses totaled $1.8 million and $3.8 million, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, of which $0.3 million and $0.6 million, respectively, were management fees and administration fees and $1.2 million and $2.3 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.3 million and $0.9 million, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Income (Loss)

The Company’s net investment income (loss) totaled $0.05 million and ($0.4) million, or $0.02 and ($0.15) per average unit, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $5.6 million and $6.5 million, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019. Net realized gains over the same periods totaled $0.05 million and $0.05 million, respectively. Net realized gains for these periods were primarily related to the exit of our investment in Tetraphase Pharmaceuticals, Inc.

Net Change in Unrealized Gain

For the three months ended September 30, 2019 and the period March 12, 2019 (commencement of operations) to September 30, 2019, net change in unrealized gain on the Company’s assets totaled $0.1 million and $0.3 million, respectively. Net unrealized gain for the three months ended September 30, 2019 was modest. Net unrealized gain for the period March 12, 2019 (commencement of operations) to September 30, 2019 is primarily due to appreciation on our investments in KORE Wireless Group, Inc., Kingsbridge Holdings, LLC and Edgewood Partners Holdings, LLC, among others.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, the Company had a net increase (decrease) in unitholders’ capital resulting from operations of $0.2 million and ($0.04) million, respectively. For the same period, income (loss) per average unit were $0.06 and ($0.02), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash is expected to be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 units to the Adviser, for an aggregate purchase price of $1,000. During the period March 12, 2019 (commencement of operations) to September 30, 2019, the Company sold and issued 3,812,146 additional common units at an average price of $9.97 per unit, for net proceeds of $38.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. Unfunded equity capital commitments totaled $290.0 million at September 30, 2019.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC LLC (the “SPV”), entered into the $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $31.0 million of borrowings outstanding as of September 30, 2019 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35 million to $50 million. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $30.2 million of borrowings outstanding as of September 30, 2019 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $10 million of cash equivalents as of September 30, 2019.

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

	Payments due by Period as of September 30, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities(1)	$61.2	$—	$30.2	$31.0	$—

(1)	At September 30, 2019, we had a total of $88.8 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2019:

September 30, 2019
(in millions)
MSHC, Inc	$5.1
Worldwide Facilities, LLC.	3.7
Kindred Biosciences, Inc. .	2.7
Rubius Therapeutics, Inc. .	2.6
Edgewood Partners Holdings, LLC	1.7
Centrexion Therapeutics, Inc.	1.5
Cerapedics, Inc.	1.0
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	0.7
MRI Software LLC.	0.5
Enhanced Capital Group, LLC	0.5
Centria Healthcare LLC	0.0

Total Commitments	$20.0

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period March 12, 2019 (commencement of operations) to September 30, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	$(0.02)	$0.04

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended September 30, 2019 to the risk factors discussing in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2019.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)