Form 10-K
period 2019-12-31
SCP Private Credit Income BDC LLC
filed 2020-02-20
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01294

SCP Private Credit Income BDC LLC

(Exact name of registrant as specified in its charter)

Delaware	83-0634992
(State of formation)	(I.R.S. Employer Identification No.)

500 Park Avenue
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of December 31, 2019, there was no established public market for the registrant’s units. The issuer had 4,955,621 units outstanding as of February 18, 2020.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

Item 1. Business

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”), a Delaware limited liability company formed in May 2018, is a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. Solar Capital Partners, LLC (the “Adviser” or “SCP”) serves as the Company’s investment adviser.

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

The Adviser believes the broad expertise of the Adviser’s senior investment team will enable it to successfully identify, assess and structure customized senior secured loans and to manage potential risk and return at all stages of the economic cycle. As an unlisted BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. This lack of regulation allows the Adviser to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors, management teams and investment banks see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach enables it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.

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

The Company and its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) engage or otherwise transact with one or more Service Providers (defined herein) in connection with their investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to the cap on operating expenses described under “—Payment of Our Expenses under the Investment Management Agreement”, and will not offset Management Fees (defined herein), and such amounts may be substantial.

Investment Management Agreement Term

Unless terminated earlier as described below, the Investment Management Agreement will remain in effect until October 4, 2020 (two years from the date it first became effective) and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

In no event will the Adviser receive Disposition Proceeds that, as of any distribution date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

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

Administration Services

Pursuant to the Investment Management Agreement, the Adviser has also been appointed as Administrative Coordinator to provide administrative and coordination services to the Company. The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator, when acting in its administrative capacity, will not provide any investment advisory or investment management services to the Company. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the Administration Fee for its services.

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

Concurrently with the review and approval of the Investment Management Agreement, our Board will review and approve the engagement of the Administrative Coordinator on an annual basis. In connection with such approval, the Board, including a majority of independent directors, reviews the engagement of the Administrative Coordinator to determine that the relevant provisions of the Investment Management Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable to the Administrative Coordinator are reasonable in light of the services provided. The Board also considers the possibility of obtaining such services from a different third party and whether any other third party service provider would be capable of providing all such services at comparable cost, quality and timeliness.

Payment of Our Expenses under the Investment Management Agreement

The Company (directly or indirectly) bears:

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

(xiii)	all fees, costs, expenses and liabilities relating to legal and regulatory filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund (as defined below));

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities of liquidating the Company;

(xviii)	transfer agent services; and

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. For the fiscal year ended December 31, 2019, $307,563 of offering expenses were charged to capital and $83,589 of organizational costs were expensed.

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

Market Opportunity

The Company focuses on providing private corporate loans to upper middle market companies in the United States. We believe that the Company is well-positioned to provide a superior risk-adjusted return relative to publicly traded corporate bonds and loans for the following reasons:

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

Interpretation of the day-to-day applications of the guidelines described below will be made by the Adviser in its sole discretion, and any limitation will generally be measured, if applicable, based upon good faith estimates using data known to the Adviser at such time. The Company is subject to the guidelines described below commencing on the date that is one year after the final closing date of the Company. For purposes of clarity, the guidelines described below will take into account only direct investments of the Company (including investments by the Company’s special-purpose vehicles).

The Company uses reasonable best efforts to achieve the guidelines set forth below. For purposes of the below guidelines, the Company’s “total portfolio” will equal the total amount of Commitments plus the Company’s total expected leverage, as reasonably determined by the Company. In addition, the Adviser may consider the impact of hedging transactions, and of cash and cash equivalents in the portfolio, in applying the below guidelines.

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

We expect that the Company will benefit from SCP’s extensive experience investing in middle market companies. With the benefit of approximately $9 billion of investments made to over 390 companies as of December 31, 2019, SCP has developed an extensive database of information on middle market issuers and industries. The Adviser’s investment team is expected to include a number of SCP’s specialists in cash flow lending to sponsor-backed companies, asset-based lending and healthcare lending. We believe that the in-depth experience of SCP’s investment team in investing throughout various stages of the economic cycle provides us with access to ongoing market insights in addition to a powerful asset for investment sourcing.

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

Term

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000,000 in capital commitments. The offering period of the Company ended on April 5, 2019 (the “Offering Period”), six months after the Initial Closing Date. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

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

Staffing

We do not currently have any employees. Mr. Gross, our Co-Chief Executive Officer and a board member, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SCP. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SCP. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and serves as our Chief Compliance Officer.

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

The Company may be periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

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

Unitholders and the public may read and copy any materials we file with the SEC on the SEC’s website (www.sec.gov). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Taxation of the Company

The Company elected to be treated as a RIC under Subchapter M of the Code for 2018 and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.

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

Check-the-Box Election and Failure to be Taxed as a RIC

In connection with the intention to be taxed as a RIC, the Company filed a check-the-box election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company has elected, and expects to qualify to be treated as a RIC annually, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys initial capital and builds a portfolio. If the Company is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If the Company subsequently fails to qualify as a RIC, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

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

The Company holds certain investments and conducts certain activities through investing in wholly-owned SPVs. All references to investments by the Company in this annual report on Form 10-K refer, as the context requires, to investments by either the Company or those SPVs.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. has now entered into a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

Due Diligence Risk. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The due diligence process may at times be required to rely on limited or incomplete information. The Adviser expects to select Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilities may be significant and could reduce Company returns.

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

To the extent we borrow money, or issue preferred units, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred units and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred units, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

Lack of Operating History. The Company began operations in 2019 and has a limited operating history with which to evaluate its future performance. The past performance of other investment vehicles managed by SCP or any of its personnel at their prior firms cannot be relied upon as an indicator of the Company’s success. In addition, although the Company is expected to have a similar strategy and overlapping investment personnel with certain prior investment vehicles managed by SCP, there will be significant differences which may make comparisons between the Company and such prior investment vehicles less relevant than would otherwise be the case. An investor in the Company must rely upon the ability of the Adviser in identifying Portfolio Investments and implementing the Company’s investment strategy.

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

While the Adviser employs various measures to address cybersecurity-related issues, the Adviser, the Company and their respective Service Providers may nevertheless be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause the Adviser, the Company or their respective Service Providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other operational disruptions. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to Unitholders (and their beneficial owners) and material nonpublic information. The systems the Company has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Company’s and the Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders, material nonpublic information and other sensitive information in our possession.

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

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Permissible Incurred Leverage Leverage magnifies the potential for loss on investments and on invested equity capital. As the Company uses leverage to partially finance its investments, Unitholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Company’s units to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on units, scheduled debt payments or other payments related to securities. Leverage is generally considered a speculative investment technique.

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

In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

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

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Act including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our unitholders.

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

Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions or credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

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

Risks Related to Economic Recessions. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holdings and subordinate all or a portion of our claim to that of other creditors.

These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

Holders

As of February 18, 2020, there were 2 holders of record of our Units.

Recent Sales of Unregistered Securities

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. Financial information is presented for the fiscal year ended December 31, 2019 and the period August 1, 2018 (date of sale of units to the Adviser) to December 31, 2018. The selected historical financial data has been derived from our financial statements, which are included elsewhere in this Form 10-K.

($ in thousands, except per share data)	Period March 12, 2019 through December 31, 2019	Period ended December 31, 2018
Income statement data:
Total investment income	$5,468	$—
Net expenses	$5,695	$—
Net investment loss	$(227)	$—
Net realized gain	$76	$—
Net change in unrealized gain.	$654	$—
Net increase in net assets resulting from operations	$503	$—

($ in thousands, except per share data)	Period March 12, 2019 through December 31, 2019	Period ended December 31, 2018
Per unit data:
Net investment loss (1)	$(0.07)	$—
Net realized and unrealized gain (1)	$0.23	$—
Dividends and distributions declared	$—	$—

	As of December 31, 2019	As of December 31, 2018
Balance sheet data:
Total investment portfolio	$120,482	$—
Cash and cash equivalents	$34,187	$1
Total assets	$155,668	$1
Debt	$76,050	$—
Net assets	$49,696	$1
Per unit data:
Net asset value per unit	$10.03	$10.00
Other data (unaudited):
Number of portfolio companies at period end	19	—

(1)

The per-unit calculations are based on weighted average units of 3,243,482 and 100 for the year ended December 31, 2019 and the period August 1, 2018 (date of sale of units to the Adviser) to December 31, 2018, respectively.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. Accordingly, as of December 31, 2019, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed.

Portfolio and Investment Activity

During the year ended December 31, 2019, we invested approximately $131.6 million across 21 portfolio companies. Investments sold or prepaid during the year ended December 31, 2019 totaled approximately $12.2 million. As of December 31, 2018, we had not commenced investment activities.

At December 31, 2019, our portfolio consisted of 19 portfolio companies and was invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value.

At December 31, 2019, 97.5% of our income producing investment portfolio was floating rate and 2.5% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of December 31, 2019, the Company held $76.1 million of senior securities, for an asset coverage ratio of 165.3%.

Taxation as a Regulated Investment Company (“RIC”)

The Company elected to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU 2018-13 effective in fiscal year 2020.

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

Results of Operations

Results are shown for the fiscal year ended December 31, 2019. There were no material operations during the period ended December 31, 2018.

Investment Income

For the fiscal year ended December 31, 2019, gross investment income totaled $5.5 million.

Expenses

Total expenses totaled $5.7 million for the fiscal year ended December 31, 2019, of which $1.0 million were management fees and administration fees and $3.5 million were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $1.2 million for the fiscal year ended December 31, 2019. Total expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $0.2 million, or $0.07 per average unit for the fiscal year ended December 31, 2019.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $12.2 million for the fiscal year ended December 31, 2019. Net realized gains over the same period totaled $0.1 million. Net realized gains for this period were primarily related to the exit of our investments in Centria Healthcare LLC and Tetraphase Pharmaceuticals, Inc.

Net Change in Unrealized Gain

For the fiscal year ended December 31, 2019, net change in unrealized gain on the Company’s assets totaled $0.7 million. Net unrealized gain for the fiscal year ended December 31, 2019 is primarily due to appreciation on our investments in Kingsbridge Holdings, LLC, KORE Wireless Group, Inc. and Edgewood Partners Holdings, LLC, among others, partially offset by unrealized depreciation on our investment in US Radiology Specialists, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal year ended December 31, 2019, the Company had a net increase in unitholders’ capital resulting from operations of $0.5 million. For the same period, income per average unit was $0.15.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

Prior to our election to be regulated as a BDC under the 1940 Act, we issued and sold 100 units to the Adviser, for an aggregate purchase price of $1,000. During the period March 12, 2019 (commencement of operations) to December 31, 2019, on a net basis, the Company sold and issued 4,955,521 additional common units at an average price of $9.99 per unit, for net proceeds of $49.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. Unfunded equity capital commitments totaled $276.5 million at December 31, 2019.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. There were $32.0 million of borrowings outstanding as of December 31, 2019 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35 million to $50 million. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $44.1 million of borrowings outstanding as of December 31, 2019 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $30 million of cash equivalents as of December 31, 2019.

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

	Payments due by Period as of December 31, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$76.1	$—	$44.1	$32.0	$—

(1)	At December 31, 2019, we had a total of $48.9 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2019:

December 31, 2019
(in millions)
Worldwide Facilities, LLC.	$2.8
Kindred Biosciences, Inc. .	2.7
Rubius Therapeutics, Inc. .	2.6
ENS Holdings III Corp. & ES Opco USA LLC	1.8
MSHC, Inc	1.6
MRI Software LLC.	1.5
Centrexion Therapeutics, Inc.	1.5
Cerapedics, Inc.	1.1
Enhanced Capital Group, LLC	0.5
Alimera Sciences, Inc.	0.2

Total Commitments	$16.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and Solar Senior Capital Ltd. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%	)	1.00%
Increase in Net Investment Income Per Share Per Year	$(0.01)		$0.05

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company) as of December 31, 2019, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the period March 12, 2019 (commencement of operations) through December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period March 12, 2019 (commencement of operations) through December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian, portfolio companies or agents. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Unaudited Prior Period Consolidated Financial Statements

The accompanying consolidated statement of assets and liabilities of the Company as of December 31, 2018, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the period August 1, 2018 (date of initial sale of units to the Adviser) through December 31, 2018, and the related notes were not audited by us and, accordingly, we do not express an opinion on them.

/s/ KPMG LLP

We have served as the auditor of one or more Solar Capital Partners, LLC (the Investment Advisor) investment companies since 2007.

New York, New York

February 20, 2020

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	December 31, 2019	December 31, 2018 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $119,828 and $0, respectively)	$120,482	$—
Cash	4,217	1
Cash equivalents (cost: $29,969 and $0, respectively)	29,969	—
Interest receivable	813	—
Receivable for investments sold	110	—
Other receivable	57	—
Prepaid expenses	20	—

Total assets	$155,668	$1

Liabilities
Revolving credit facility due March 2021 (the “Subscription Facility”) ($44,100 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $252 and $0, respectively. See note 5)	$43,848	$—
Revolving credit facility due February 2023 (the “SPV Facility”) ($31,950 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $1,227 and $0, respectively. See note 5)	30,723	—
Payable for cash equivalents purchased	29,969	—
Interest payable (see note 5)	754	—
Management fee payable (see note 3)	401	—
Administration fee payable (see note 3)	34	—
Other liabilities and accrued expenses	243	—

Total liabilities	$105,972	$—

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ commitment:	$326,001	$326,001
Common Unitholders’ undrawn commitment:	(276,500)	(326,000)
Offering costs	(308)	—

Common Unitholders’ capital (4,955,621 and 100 units, respectively, issued and outstanding. See note 2f)	49,193	1
Accumulated distributable net gain (see note 2f)	503	—

Total unitholders’ capital	$49,696	$1

Total liabilities and unitholders’ capital	$155,668	$1

Net asset value per unit	$10.03	$10.00

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations

(in thousands, except unit amounts)

	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments	$5,463	$—
Other income from non-controlled/non-affiliated investments	5	—

Total investment income	5,468	—

Expenses:
Management fees (see note 3)	$965	$—
Administration fees (see note 3)	49	—
Interest and other credit facility expenses (see note 5)	3,506	—
Other general and administrative expenses	1,175	—

Total expenses	5,695	—

Net investment loss	$(227)	$—

Realized and unrealized gain on investments and cash equivalents:
Net realized gain on non-controlled/non-affiliated investments and cash equivalents	$76	$—
Net change in unrealized gain on non-controlled/non-affiliated investments	654	—

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	730	—

Net Increase in Unitholders’ Capital Resulting From Operations	$503	$—

Net Income Per Unit	$0.15	$—

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment loss	$(227)	$—
Net realized gain	76	—
Net change in unrealized gain	654	—

Net increase in unitholders’ capital resulting from operations	503	—

Increase in unitholders’ capital resulting from capital activity
Contributions	60,500	1
Redemptions	(11,000)	—
Less offering costs	(308)	—

Net increase in unitholders’ capital resulting from capital activity	49,192	1

Total increase in unitholders’ capital	49,695	1
Unitholders’ capital, beginning of period	1	—

Unitholders’ capital, end of period	$49,696	$1

Capital unit activity (see note 7):
Units issued	6,074,544	100
Units redeemed	(1,119,023)	—

Net increase from capital unit activity	4,955,521	100

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows

(in thousands)

	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$503	$—
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) on investments and cash equivalents	(76)	—
Net change in unrealized (gain) on investments	(654)	—
(Increase) decrease in operating assets:
Purchase of investments	(131,636)	—
Net accretion of discount on investments	(306)	—
Proceeds from disposition of investments	12,190	—
Receivable for investments sold	(110)	—
Interest receivable	(813)	—
Other receivable	(57)	—
Prepaid expenses	(20)	—
Increase in operating liabilities:
Payable for cash equivalents purchased	29,969	—
Management fee payable	401	—
Administration fee payable	34	—
Interest payable	754	—
Other liabilities and accrued expenses	243	—

Net Cash Used in Operating Activities	(89,578)	—

Cash Flows from Financing Activities:
Contributions from unitholders	60,500	1
Redemptions to unitholders	(11,000)	—
Offering costs	(308)	—
Deferred financing costs	404	—
Proceeds from borrowings	152,067	—
Repayments of borrowings	(77,900)	—

Net Cash Provided by Financing Activities	123,763	1

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,185	1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,186	$1

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,752	—

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.3%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,710	$3,710	$3,710
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	—	9.19%	3/15/2019	9/1/2023	4,004	4,013	4,004
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,449	2,443
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,691	3,692
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	6.05%	3/12/2019	9/8/2024	25,215	24,796	24,963
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	7.20%	6/28/2019	6/28/2024	3,968	3,914	3,968
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	6,582	6,450	6,450
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,787	1,788
Kingsbridge Holdings, LLC (2).	Multi-Sector Holdings	L+700	1.00%	9.09%	3/12/2019	12/21/2024	12,938	12,763	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	3/12/2019	12/21/2024	14,399	14,142	14,291
MRI Software LLC(2)	Software	L+575	1.00%	7.55%	7/23/2019	6/30/2023	12,798	12,679	12,798
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.96%	6/27/2019	12/31/2024	4,346	4,325	4,324
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	7.19%	3/12/2019	12/21/2023	5,248	5,266	5,274
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	917	917
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	4,118	4,101	4,118
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	6.55%	3/12/2019	1/1/2024	4,502	4,474	4,412
Worldwide Facilities, LLC (2)	Insurance	L+450	—	6.21%	9/13/2019	9/5/2026	7,437	7,292	7,363

Total Bank Debt/Senior Secured Loans								$119,768	$120,453

Common Equity/Equity Interests/ Warrants — 0.1%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	15
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	14
Tetraphase Pharmaceuticals, Inc. Warrants(4)†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants.								$60	$29

Total Investments(5) — 242.4%.								$119,828	$120,482

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents — 60.3%
U.S. Treasury Bill	Government	12/31/2019	1/28/2020	$30,000	$29,969	$29,969

Total Investments & Cash Equivalents — 302.7%					$149,797	$150,451
Liabilities in Excess of Other Assets — (202.7%)						(100,755)

Net Assets — 100.0%						$49,696

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2019.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 6.5% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for federal income tax purposes is $262; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $893 and $1,155, respectively, based on a tax cost of $120,744. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2019

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2019
Insurance	26.8%
Wireless Telecommunication Services	11.9%
Pharmaceuticals	11.7%
Multi-Sector Holdings	10.7%
Software	10.6%
Health Care Equipment & Supplies	9.8%
Trading Companies & Distributors	5.4%
Health Care Providers & Services	3.7%
Commercial Services & Supplies	3.6%
Capital Markets	3.3%
Diversified Financial Services	2.5%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2019

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

The preparation of consolidated financial statements in conformity with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period March 12, 2019 (commencement of operations) to December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

(f)

Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2019, there were no reclassifications on our balance sheet between accumulated distributable net loss and common unitholders’ capital. Total earnings and net asset value are not affected.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU 2018-13 effective in fiscal year 2020.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

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

In no event will the Adviser receive Disposition Proceeds that, as of any distribution date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

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

For the period March 12, 2019 (commencement of operations) to December 31, 2019, the Company incurred $965 in Management Fees, $49 in Administration Fees and $0 in Incentive Fees.

The aggregate amount of certain operating expenses relating to Unitholders investing directly in the Company will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400,000 in capital commitments, an amount equal to the sum of (x) the product of the capital commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in capital commitments, $2,250. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder. See “Payment of Our Expenses under the Investment Management Agreement” in Item 1.

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500. As of December 31 2019, $308 of offering expenses were charged to capital and $84 of organizational costs were expensed.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following table presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2019:

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$120,453	$120,453
Common Equity/Equity Interests/Warrants	—	—	29	29

Total Investments	$—	$—	$120,482	$120,482

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the period March 12, 2019 (commencement of operations) to December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2019:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 12, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net realized gain (loss)	76	—	76
Net change in unrealized gain (loss)	685	(31)	654
Purchase of investment securities	131,882	60	131,942
Proceeds from dispositions of investment securities	(12,190)	—	(12,190)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2019	$120,453	$29	$120,482

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$685	$(31)	$654

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2019 is summarized in the table below:

	Fair Value at December 31, 2019	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$120,453	Income Approach	Market Yield	6.3% – 11.2% (8.0%)

Common Equity/Equity Interests/Warrants	$29	Market Approach	Volatility	14.6% – 14.6% (14.6%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. There were $31,950 of borrowings outstanding as of December 31, 2019 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35,000 to $50,000. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $44,100 of borrowings outstanding as of December 31, 2019 under the Subscription Facility.

The average annualized interest cost for borrowings for the period March 12, 2019 (commencement of operations) to December 31, 2019 was 5.2%. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the period March 12, 2019 (commencement of operations) to December 31, 2019 was $76,150.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of December 31, 2019 is $16,282, comprised of the following:

December 31, 2019
Worldwide Facilities, LLC	$2,751
Kindred Biosciences, Inc. .	2,689
Rubius Therapeutics, Inc. .	2,624
ENS Holdings III Corp. & ES Opco USA LLC	1,811
MSHC, Inc	1,640
MRI Software LLC	1,527
Centrexion Therapeutics, Inc.	1,479
Cerapedics, Inc.	1,050
Enhanced Capital Group, LLC	493
Alimera Sciences, Inc.	218

Total Commitments	$16,282

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.

Note 7. Unitholders’ Capital

Transactions in unitholders’ capital were as follows:

	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Units at beginning of period	100	—
Units issued	6,074,544	100
Units redeemed	(1,119,023)	—

Units issued and outstanding at end of period	4,955,621	100

*	Commencement of operations
†	Date of initial sale of units to the Adviser

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period March 12, 2019 (commencement of operations) to December 31, 2019 and the period August 1, 2018 (date of initial sale of units to the Adviser) to December 31, 2018:

	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.00	$10.00

Net investment loss	(0.07)	—
Net realized and unrealized gain	0.22	—

Net increase in unitholders’ capital resulting from operations	0.15	—
Offering costs	(0.12)	—
Distributions to unitholders:
From net investment income	—	—

Net asset value per unit, end of period	$10.03	$10.00

Total Return (b)(c)	0.39%	0.00%

Unitholders’ capital, end of period	$49,696	$1

Units outstanding, end of period	4,955,621	100

Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(0.71)%	0.00%

Operating expenses	6.80%	0.00%
Interest and other credit facility expenses	10.89%	0.00%

Total expenses	17.69%	0.00%

Average debt outstanding	$52,864	$—
Portfolio turnover ratio	15.2%	0.0%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the period March 12, 2019 through December 31, 2019 were 3,243,482.
(b)	Total return is based on the change in net asset value during the period. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations
†	Date of initial sale of units to the Adviser

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2019

(in thousands, except unit amounts)

Note 9. Income Tax Information and Distributions to Unitholders

There were no distributions for the period March 12, 2019 (commencement of operations) to December 31, 2019.

As of December 31, 2019 the total accumulated earnings (loss) on a tax basis were as follows (1):

2019
Undistributed ordinary income	$844
Undistributed long-term net capital gains	—

Total undistributed net earnings	844
Post-October capital losses	—
Capital loss carryforward	—
Other book/tax temporary differences	(79)
Net unrealized depreciation	(262)

Total tax accumulated earnings	$503

(1)

Tax information for the the period March 12, 2019 (commencement of operations) to December 31, 2019 are estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal.

Note 10. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Realized And Unrealized Gain on Assets		Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2019	$2,125	0.52	$202	0.05	$345	0.08	$547	0.13
September 30, 2019	1,831	0.64	48	0.02	112	0.04	160	0.06
June 30, 2019	1,322	0.46	(344)	(0.12)	4	0.00	(340)	(0.12)
March 31, 2019	190	0.07	(133)	(0.05)	269	0.10	136	0.05

Note 11. Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2019.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and President of the Company and a managing member of the Adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of the Adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act. Information regarding the Board is as follows:

Name	Age	Position	Director Since:
Interested Directors
Michael S. Gross	58	Co-Chief Executive Officer, President and Director	2018
Bruce Spohler	59	Co-Chief Executive Officer, Chief Operating Officer and Director	2018
Independent Directors
Steve Hochberg	58	Director	2018
David S. Wachter	56	Director	2018
Leonard A. Potter	58	Director	2018

The address for each of our directors is c/o SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Richard L. Peteka	58	Chief Financial Officer, Treasurer and Secretary
Guy Talarico	64	Chief Compliance Officer

Biographical Information

Interested Directors

Michael S. Gross has been a director since May 2018, President since June 2018, sole Chief Executive Officer of the Company for June 2018-June 2019 and Co-Chief Executive Officer of the Company since June 2019. Further, he was the managing member, the chairman of the board of directors and the chief executive officer of Solar Capital LLC since its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., a BDC managed by Solar Capital Partners, in November 2007. Mr. Gross has been the chairman of the board of directors of Solar Capital Ltd. since December 2007, and chief executive officer and president since November 2007. Mr. Gross has also been the chairman of the board of directors, chief executive officer and president of Solar Senior Capital Ltd., a BDC managed by Solar Capital Partners, since 2010. Mr. Gross also currently serves as a managing member of our investment adviser, Solar Capital Partners.

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

Bruce Spohler has been a director since May 2018, Chief Operating Officer of the Company since June 2018 and Co-Chief Executive Officer since June 2019. He was a senior vice president of Solar Capital LLC from its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., in November 2007. Mr. Spohler has been a member of the board of directors of Solar Capital Ltd. since September 2009, and the chief operating officer since December 2007. In addition, Mr. Spohler has served as chief operating officer and a member of the board of directors of Solar Senior Capital Ltd. since its inception in December 2010. Mr. Spohler also currently serves as a managing partner of our investment adviser, Solar Capital Partners. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During his tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the U.S. As a co-head of U.S. Leveraged Finance, he oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization. Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the Board valuable industry-specific knowledge and expertise on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since May 2018. Further, he was a director of Solar Capital LLC from its inception in February 2007, and has been a director of Solar Capital Ltd. since November 2007. Mr. Hochberg has also served as the director of Solar Senior Capital Ltd. since 2011. Mr. Hochberg has been a partner at Deerfield Management, a healthcare investment firm, since 2013. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is Vice Chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves as Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since May 2018. He has also been a director of Solar Capital Ltd. since September 2009. Mr. Potter has also served as a director of Solar Senior Capital Ltd. since 2011. Mr. Potter is currently the President and Chief Investment Officer of Wildcat Capital Management, LLC, a registered investment adviser, since 2011 and the Chief Executive Officer of Infinity Q Capital Management, LLC, also a registered investment adviser, since 2014. From August 2009 through August 2011, Mr. Potter served as the Chief Investment Officer of Salt Creek Hospitality, a private acquirer and owner of hospitality related assets. From December 2002 through July 2009, Mr. Potter was a Managing Director — Soros Private Equity at Soros Fund Management LLC (“SFM”) where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and Sutter Rock Capital Corp., a publicly-traded BDC since 2011; and has previously served as a board member of several public companies including Crumbs Bake Shop, Inc. from 2009 to 2014. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the Board.

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

Executive Officers Who Are Not Directors

Richard L. Peteka has been Chief Financial Officer, Treasurer and Secretary of the Company since June 2018. He has been the chief financial officer, treasurer and secretary of Solar Capital Ltd. since May 2012. He has also served as the chief financial officer, treasurer and secretary of Solar Senior Capital Ltd. since May 2012. Mr. Peteka joined Solar Capital from Apollo Investment Corporation, a publicly-traded BDC, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer. Mr. Peteka holds a B.S. in Finance from The College at Old Westbury and an MBA in International Finance from St. John’s University.

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

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics is filed herewith and the Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2018. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in our Adviser, are entitled to a portion of any profits earned by the Company, which includes any fees payable by us to the Company under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.

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

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$25,000	—	—	$25,000
David S. Wachter	$25,000	—	—	$25,000
Leonard A. Potter	$25,000	—	—	$25,000

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2019 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 18, 2020, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)	100	*
Bruce Spohler(3)	100	*
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Richard L. Peteka	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	100	*
Solar Capital Partners, LLC	100	*

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 4,955,621 Company’s Units issued and outstanding on February 18, 2020.
(3)

Includes 100 Units held by Solar Capital Partners, LLC, which may deemed to be indirectly beneficially owned by Michael S. Gross and Bruce Spohler by virtue of their collective ownership interest therein.

*	Represents less than one percent.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 18, 2020. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held an in person meeting on August 2, 2018 to consider and approve the Investment Management Agreement. Subject to certain restrictions, the Investment Management Agreement will remain in effect until October 4, 2020 (two years from the date it first became effective) and will remain in effect from year to year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 90 days’ prior written notice.

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

Table below in thousands

Fiscal Year Ended December 31, 2019
Audit Fees	$145.0
Audit-Related Fees	—
Tax Fees	3.0
All Other Fees	—
Total Fees:	$148.0

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2019, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement*

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities*

10.1	Amended and Restated Investment Management Agreement with Solar Capital Partners, LLC*

10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd., and Citibank, N.A.(1)

10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A.(1)

10.4	Form of Loan and Security Agreement, dated as of February 27, 2019, by and among the Registrant, as the servicer, SCP Private Credit Income BDC SPV LLC, as the borrower, the lenders party thereto, from time to time party thereto, Wells Fargo Bank, N.A. as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, N.A., as administrative agent.(3)

14.1	Code of Ethics*

14.2	Code of Business Conduct(2)

21.1	Subsidiaries of SCP Private Credit Income BDC LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit No.	Description

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previously filed in connection with the Registrant’s report on Form 10-K filed on February 21, 2019.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 5, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP PRIVATE CREDIT INCOME BDC LLC

/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 20, 2020	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer And Director Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 20, 2020	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 20, 2020	/s/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 20, 2020	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 20, 2020	/s/ DAVID S. WACHTER David S. Wachter	Director

February 20, 2020	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 20, 2020	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary