Form 10-Q
period 2020-03-31
SCP Private Credit Income BDC LLC
filed 2020-05-07
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2020

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

As of March 31, 2020, there was no established public market for the registrant’s units. The issuer had 9,586,174 units outstanding as of May 4, 2020.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2020

	Index	Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statement of Operations for the three months ended March 31, 2020 (unaudited) and the period March 12, 2019* to March 31, 2019 (unaudited)	4
	Consolidated Statement of Changes in Unitholders’ Capital for the three months ended March 31, 2020 (unaudited) and the period March 12, 2019* to March 31, 2019 (unaudited)	5
	Consolidated Statement of Cash Flows for the three months ended March 31, 2020 (unaudited) and the period March 12, 2019* to March 31, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2020 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2019	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1a.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		43

*	Commencement of operations

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $144,730 and $119,828, respectively)	$140,740	$120,482
Cash	39,215	4,217
Cash equivalents (cost: $10,000 and $29,969, respectively)	9,999	29,969
Interest receivable	401	813
Receivable for investments sold	—	110
Other receivable	8	57
Prepaid expenses	103	20

Total assets	$190,466	$155,668

Liabilities
Revolving credit facility due March 2021 (the “Subscription Facility”) ($44,000 and $44,100 face amounts, respectively, reported net of unamortized debt issuance costs of $199 and $252, respectively. See note 5)	$43,801	$43,848
Revolving credit facility due February 2023 (the “SPV Facility”) ($42,750 and $31,950 face amounts, respectively, reported net of unamortized debt issuance costs of $1,130 and $1,227, respectively. See note 5)	41,620	30,723
Payable for cash equivalents purchased	10,000	29,969
Management fee payable (see note 3)	925	401
Administration fee payable (see note 3)	26	34
Interest payable (see note 5)	568	754
Other liabilities and accrued expenses	495	243

Total liabilities	$97,435	$105,972

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ commitment:	$326,000	$326,001
Common Unitholders’ undrawn commitment:	(229,500)	(276,500)
Offering costs	(308)	(308)

Common Unitholders’ capital (9,586,174 and 4,955,621 units, respectively, issued and outstanding)	96,192	49,193
Accumulated distributable net gain (loss)	(3,161)	503

Total unitholders’ capital	$93,031	$49,696

Total liabilities and unitholders’ capital	$190,466	$155,668

Net asset value per unit	$9.70	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2020	For the period March 12, 2019* to March 31, 2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$3,038	$189
Other income from non-controlled/non-affiliated investments	21	1

Total investment income	3,059	190

Expenses:
Management fees (see note 3)	$524	$34
Administration fees (see note 3)	26	1
Interest and other credit facility expenses (see note 5)	1,184	122
Other general and administrative expenses	161	166

Total expenses	1,895	323

Net investment income (loss)	$1,164	$(133)

Realized and unrealized gain on investments, cash equivalents and unfunded commitments:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$(2)	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	(4,826)	269

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	(4,828)	269

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$(3,664)	$136

Net Income (Loss) Per Unit	$(0.61)	$0.05

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2020	For the period March 12, 2019* to March 31, 2019
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$1,164	$(133)
Net realized gain (loss)	(2)	—
Net change in unrealized gain (loss)	(4,826)	269

Net increase (decrease) in unitholders’ capital resulting from operations	(3,664)	136

Increase in unitholders’ capital resulting from capital activity
Contributions	47,000	28,000
Cancellation	(1)	—

Net increase in unitholders’ capital resulting from capital activity	46,999	28,000

Total increase in unitholders’ capital	43,335	28,136
Unitholders’ capital, beginning of period	49,696	1

Unitholders’ capital, end of period	$93,031	$28,137

Capital unit activity (see note 7):
Units issued	4,630,653	2,800,000
Units canceled	(100)	—

Net increase from capital unit activity	4,630,553	2,800,000

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2020	For the period March 12, 2019* to March 31, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$(3,664)	$136
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) on investments and cash equivalents	2	—
Net change in unrealized (gain) on investments	4,644	(269)
(Increase) decrease in operating assets:
Purchase of investments	(41,844)	(53,123)
Net accretion of discount on investments	(147)	(13)
Proceeds from disposition of investments	17,087	271
Receivable for investments sold	110	(11)
Interest receivable	412	(85)
Other receivable	49	(115)
Prepaid expenses	(83)	(113)
Other assets	—	(434)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(19,969)	—
Management fee payable	524	34
Administration fee payable	(8)	1
Interest payable	(186)	102
Other liabilities and accrued expenses	252	631

Net Cash Used in Operating Activities	(42,821)	(52,988)

Cash Flows from Financing Activities:
Contributions from unitholders	47,000	28,000
Cancellation of units	(1)	—
Deferred financing costs	150	(1,457)
Proceeds from borrowings	49,500	27,450
Repayments of borrowings	(38,800)	—

Net Cash Provided by Financing Activities	57,849	53,993

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,028	1,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,186	1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,214	$1,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,370	$20

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 151.2%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,937	$3,929
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	—	8.86%	3/15/2019	9/1/2023	4,004	4,025	3,843
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,457	2,471
Cerapedics, Inc.(2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,703	3,692
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	5.40%	1/31/2020	7/30/2023- 7/30/2025	14,774	14,376	13,888
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	25,151	24,751	24,396
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	6.86%	6/28/2019	6/28/2024	3,820	3,770	3,706
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,696	7,547	7,311
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,791	1,793
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	8.90%	3/12/2019	12/21/2024	12,938	12,770	12,680
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	6.57%	3/12/2019	12/21/2024	14,363	14,117	13,214
MRI Software LLC(2)	Software	L+550	1.00%	6.57%	7/23/2019	6/30/2023	7,162	7,092	6,804
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.25%	6/27/2019	12/31/2024	5,332	5,307	5,012
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,043	3,040
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	8.03%	1/22/2020	12/31/2022	4,672	4,628	4,532
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	6.86%	3/12/2019	12/21/2023	5,248	5,278	5,287
Rxsense Holdings LLC(2)	Diversified Consumer Services	L+525	1.00%	6.25%	3/17/2020	3/13/2026	10,417	10,209	9,792
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	918	917
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	2,925
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.82%	3/12/2019	1/1/2024	4,491	4,464	4,042
Worldwide Facilities, LLC(2)	Insurance	L+450	—	5.47%	9/13/2019	9/5/2026	7,632	7,488	7,403

Total Bank Debt/Senior Secured Loans								$144,670	$140,677

Common Equity/Equity Interests/Warrants — 0.1%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	35
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	28
Tetraphase Pharmaceuticals, Inc. Warrants†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants								$60	$63

Total Investments(5) — 151.3%								$144,730	$140,740

Cash Equivalents—10.7%							Par Amount
U.S. Treasury Bill	Government				3/31/2020	6/9/2020	$10,000	$10,000	$9,999

Total Investments & Cash Equivalents — 162.0%								$154,730	$150,739
Liabilities in Excess of Other Assets — (62.0%)									(57,708)

Net Assets—100.0%									$93,031

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2020

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2020.

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

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 4.3% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $4,908; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $45 and $4,953, respectively, based on a tax cost of $145,648. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2020
Insurance	22.6%
Pharmaceuticals	10.2%
IT Services	9.9%
Wireless Telecommunication Services	9.4%
Multi-Sector Holdings	9.0%
Health Care Equipment & Supplies	7.5%
Diversified Consumer Services	7.0%
Health Care Providers & Services	6.1%
Trading Companies & Distributors	5.2%
Software	4.8%
Commercial Services & Supplies	3.6%
Capital Markets	2.6%
Diversified Financial Services	2.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.3%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,710	$3,710	$3,710
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	9.19%	3/15/2019	9/1/2023	4,004	4,013	4,004
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,449	2,443
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,691	3,692
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	6.05%	3/12/2019	9/8/2024	25,215	24,796	24,963
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	7.20%	6/28/2019	6/28/2024	3,968	3,914	3,968
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	6,582	6,450	6,450
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,787	1,788
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	L+700	1.00%	9.09%	3/12/2019	12/21/2024	12,938	12,763	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	3/12/2019	12/21/2024	14,399	14,142	14,291
MRI Software LLC(2)	Software	L+575	1.00%	7.55%	7/23/2019	6/30/2023	12,798	12,679	12,798
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.96%	6/27/2019	12/31/2024	4,346	4,325	4,324
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550	—	7.19%	3/12/2019	12/21/2023	5,248	5,266	5,274
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	917	917
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	4,118	4,101	4,118
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	6.55%	3/12/2019	1/1/2024	4,502	4,474	4,412
Worldwide Facilities, LLC(2)	Insurance	L+450	—	6.21%	9/13/2019	9/5/2026	7,437	7,292	7,363

Total Bank Debt/Senior Secured Loans								$119,768	$120,453

Common Equity/Equity Interests/Warrants — 0.1%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	15
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	14
Tetraphase Pharmaceuticals, Inc. Warrants(4)†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants								$60	$29

Total Investments(5) — 242.4%								$119,828	$120,482

Cash Equivalents — 60.3%							Par Amount
U.S. Treasury Bill	Government				12/31/2019	1/28/2020	$30,000	$29,969	$29,969

Total Investments & Cash Equivalents — 302.7%								$149,797	$150,451
Liabilities in Excess of Other Assets — (202.7%)									(100,755)

Net Assets — 100.0%									$49,696

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

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 6.5% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $262; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $893 and $1,155, respectively, based on a tax cost of $120,744. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

(in thousands, except unit amounts)

Note 1. Organization

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on May 18, 2018. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

(in thousands, except unit amounts)

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2020.

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

March 31, 2020

(in thousands, except unit amounts)

valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2020

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

March 31, 2020

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

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

March 31, 2020

(in thousands, except unit amounts)

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

March 31, 2020

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

For the three months ended March 31, 2020 and the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company incurred $524 and $34, respectively, in Management Fees, $26 and $1, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. As of March 31, 2020 $308 of offering expenses were charged to capital and $84 of organizational costs were expensed.

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

March 31, 2020

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019:

Fair Value Measurements

As of March 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$140,677	$140,677
Common Equity/Equity Interests/Warrants	—	—	63	63

Total Investments	$—	$—	$140,740	$140,740

Liabilities:
Unfunded Commitments	$—	$—	$180	$180

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

(in thousands, except unit amounts)

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$120,453	$120,453
Common Equity/Equity Interests/Warrants	—	—	29	29

Total Investments	$—	$—	$120,482	$120,482

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2020:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2019	$120,453	$29	$120,482
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	(4,680)	34	(4,646)
Purchase of investment securities	41,991	—	41,991
Proceeds from dispositions of investment securities	(17,087)	—	(17,087)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, March 31, 2020	$140,677	$63	$140,740

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(4,680)	$34	$(4,646)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

Unfunded Commitments	For the three months ended March 31, 2020
Beginning fair value	$—
Net realized (gain) loss	—
Net change in unrealized (gain) loss	180
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$180

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2020	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$140,677	Income Approach	Market Yield	4.8% – 12.2% (8.0%)

Common Equity/Equity Interests/Warrants	Asset	$63	Market Approach	Volatility	50.0% - 50.0% (50.0%)

Unfunded Commitments	Liability	$180	Income Approach	Market Yield	6.8% - 7.7% (7.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2019 is summarized in the table below:

	Fair Value at December 31, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$120,453	Income Approach	Market Yield	6.3% – 11.2% (8.0%)

Common Equity/Equity Interests/Warrants	$29	Market Approach	Volatility	14.6% – 14.6% (14.6%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. There were $42,750 of borrowings outstanding as of March 31, 2020 under the SPV Facility.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

(in thousands, except unit amounts)

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35,000 to $50,000. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $44,000 of borrowings outstanding as of March 31, 2020 under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019 was 4.67% and 5.17%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019 was $90,750 and $76,150, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of March 31, 2020 and December 31, 2019 is $16,483 and $16,282, respectively, comprised of the following:

	March 31, 2020	December 31, 2019
Kindred Biosciences, Inc.	$2,689	$2,689
Rubius Therapeutics, Inc.	2,624	2,624
Worldwide Facilities, LLC.	2,538	2,751
Rxsense Holdings, LLC.	1,515	—
MRI Software LLC.	1,471	1,527
Neuronetics, Inc.	1,310	—
Cerapedics, Inc.	1,050	1,050
Drilling Info Holdings, Inc.	853	—
ENS Holdings III Corp. & ES Opco USA LLC	697	1,811
Pinnacle Treatment Centers, Inc.	603	—
MSHC, Inc.	640	1,640
Enhanced Capital Group, LLC	493	493
Centrexion Therapeutics, Inc.	—	1,479
Alimera Sciences, Inc.	—	218

Total Commitments	$16,483	$16,282

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

(in thousands, except unit amounts)

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

Note 7. Unitholders’ Capital

Transactions in unitholders’ capital were as follows:

	Three months ended March 31, 2020	For the period March 12, 2019* to March 31, 2019
Units at beginning of period	4,955,621	100
Units issued	4,630,653	2,800,000
Units canceled	(100)	—

Units issued and outstanding at end of period	9,586,174	2,800,100

*	Commencement of operations

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2020

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and the period March 12, 2019 (commencement of operations) to March 31, 2019:

	Three months ended March 31, 2020	For the period March 12, 2019* to March 31, 2019
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.00

Net investment income (loss)	0.19	(0.05)
Net realized and unrealized gain (loss)	(0.52)	0.10

Net increase (decrease) in unitholders’ capital resulting from operations	(0.33)	0.05
Distributions to unitholders:
From net investment income	—	—

Net asset value per unit, end of period	$9.70	$10.05

Total Return (b)(c)	(3.79%)	0.50%
Unitholders’ capital, end of period	$93,031	$28,137
Units outstanding, end of period	9,586,174	2,800,100

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	1.93%	(0.47)%

Operating expenses	1.18%	0.71%
Interest and other credit facility expenses	1.96%	0.44%

Total expenses	3.14%	1.15%

Average debt outstanding	$81,414	$17,708
Portfolio turnover ratio	13.3%	0.5%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2020 and the period March 12, 2019 through March 31, 2019 were 6,005,580 and 2,800,100, respectively.

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

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2020, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the three-month period ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2019, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the period March 12, 2019 (commencement of operations) to December 31, 2019 (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

New York, New York

May 7, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S.

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

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the units issued by the Company to the Access Fund. We also expect that units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the U.S. in accordance with Regulation S under the Securities Act. Upon a sale of units to an investor, we expect the Access Fund will pass its voting rights in the Company through to the Access Fund Investors.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $0.5 million. Accordingly, as of March 31, 2020, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed.

Portfolio and Investment Activity

During the three months ended March 31, 2020, we invested $41.8 million across 9 portfolio companies. This compares to investing $53.1 million in 9 portfolio companies for the period March 12, 2019 (commencement of operations) to March 31, 2019. Investments sold or prepaid during the three months ended March 31, 2020 totaled $17.3 million versus $0.3 million for the period March 12, 2019 (commencement of operations) to March 31, 2019.

At March 31, 2020, our portfolio consisted of 23 portfolio companies and was invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value versus 9 portfolio companies invested 100% directly in senior secured loans and 0.0% in common equity/equity interests/warrants at March 31, 2019.

At March 31, 2020, 97.9% of our income producing investment portfolio was floating rate and 2.1% was fixed rate, measured at fair value. At March 31, 2019, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of March 31, 2020, the Company held $86.8 million of senior securities, for an asset coverage ratio of 207.2%.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.    The amendments in ASU 2018-13 modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.    Early adoption is permitted.    The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).    The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

Results of Operations

Results are shown for the three months ended March 31, 2020 and the period March 12, 2019 (commencement of operations) to March 31, 2019:

Investment Income

For the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019, gross investment income totaled $3.1 million and $0.2 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio.

Expenses

Net expenses totaled $1.9 million and $0.3 million, respectively, for the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019, of which $0.5 million and $0.04 million, respectively, were management fees and administration fees and $1.2 million and $0.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is due to an increase in borrowings to support the increase in the size of the portfolio. As capital was drawn and invested, management and administration fees increased as well.

Net Investment Income (Loss)

The Company’s net investment income (loss) totaled $1.2 million and ($0.1) million, or $0.19 and ($0.05) per average unit, respectively, for the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $17.3 million and $0.3 million, respectively, for the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019. Net realized gain (loss) over the same periods totaled ($0) and $0, respectively. Net realized loss for the three months ended March 31, 2020 was immaterial.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2020 and the period March 12, 2019 (commencement of operations) to March 31, 2019, net change in unrealized gain (loss) on the Company’s assets totaled ($4.8) million and $0.3 million, respectively. Net unrealized loss for the three months ended March 31, 2020 was primarily due to depreciation on our investments in Kore Wireless Group, Inc., Edgewood Partners Holdings, LLC and Drilling Info Holdings, Inc., among others. Net unrealized gain for the period March 12, 2019 (commencement of operations) to March 31, 2019 is primarily due to appreciation on our investments in KORE Wireless Group, Inc., Kingsbridge Holdings, LLC and Edgewood Partners Holdings, LLC, among others, partially offset by depreciation in Tetraphase Pharmaceuticals, Inc. and Apollo Endosurgery, Inc., among others. The year over year net change in unrealized loss is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2020 and for the period March 12, 2019 (commencement of operations) to March 31, 2019, the Company had a net increase (decrease) in unitholders’ capital resulting from operations of ($3.7) million and $0.1 million, respectively. For the same period, income (loss) per average unit were ($0.61) and $0.05, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to March 31, 2020, on a net basis, the Company sold and issued 9,586,173 common units at an average price of $9.93 per unit, for net proceeds of $96.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $229.5 million at March 31, 2020.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. There were $42.8 million of borrowings outstanding as of March 31, 2020 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35 million to $50 million. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $44.0 million of borrowings outstanding as of March 31, 2020 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $10 million of cash equivalents as of March 31, 2020.

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

	Payments due by Period as of March 31, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$86.8	$44.0	$42.8	$—	$—

(1)	At March 31, 2020, we had a total of $38.2 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2020:

	March 31, 2020	December 31, 2019
(in millions)
Kindred Biosciences, Inc.	$2.7	$2.7
Rubius Therapeutics, Inc.	2.6	2.6
Worldwide Facilities, LLC.	2.5	2.8
Rxsense Holdings, LLC.	1.5	—
MRI Software LLC.	1.5	1.5
Neuronetics, Inc.	1.3	—
Cerapedics, Inc.	1.1	1.1
Drilling Info Holdings, Inc	0.9	—
ENS Holdings III Corp. & ES Opco USA LLC	0.7	1.8
Pinnacle Treatment Centers, Inc.	0.6	—
MSHC, Inc.	0.6	1.6
Enhanced Capital Group, LLC	0.5	0.5
Centrexion Therapeutics, Inc.	—	1.5
Alimera Sciences, Inc.	—	0.2

Total Commitments	$16.5	$16.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would have a negligible impact on our net investment income per average unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by three cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	$0.00	$0.03

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussing in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Capital Markets Uncertainty. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. We expect to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our unitholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. To the extent we make distributions to unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the unitholder’s investment. There can be no assurances that the Company will pay distributions to Unitholders in the future.

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

Potential Dividend Deferrals

As a BDC, we are not required to make any distributions to Unitholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to Unitholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to Unitholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these deferrals of dividends with one or more distributions that are payable partially in our Units as discussed below under “Stock Dividend Considerations.”

Stock Dividend Considerations

We may distribute taxable dividends that are payable in part in our Units. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many unitholders elect to receive cash, the cash available for distribution must be allocated among the unitholders electing to receive cash (with the balance of the distribution paid in shares). In no event will any unitholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such unitholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. Because we are not currently a publicly offered RIC, our ability to rely on the revenue procedure and other guidance is uncertain. If elect to pay a distribution in our own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Unitholder may be required to pay tax with respect to such dividends in excess of any cash received. Furthermore, with respect to non-U.S. Unitholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Units.

Tax Considerations Regarding Dividends for Private BDCs

We do not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2020 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible to such Unitholder only to the extent they exceed 2% of such Unitholder’s adjusted gross income), and are not deductible for alternative minimum tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previously filed in connection with the Registrant’s report on Form 10-K filed on February 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)