Form 10-Q
period 2020-06-30
SCP Private Credit Income BDC LLC
filed 2020-08-04
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020

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

The number of the Registrant’s common units outstanding as of July 31, 2020 was 9,586,174.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statement of Operations for the three and six months ended June 30, 2020 (unaudited), the three months ended June 30, 2019 (unaudited) and the period March 12, 2019* to June 30, 2019 (unaudited)	4
	Consolidated Statement of Changes in Unitholders’ Capital for the three and six months ended June 30, 2020 (unaudited), the three months ended June 30, 2019 (unaudited) and the period March 12, 2019* to June 30, 2019 (unaudited)	5
	Consolidated Statement of Cash Flows for the six months ended June 30, 2020 (unaudited) and the period March 12, 2019* to June 30, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2020 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2019	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1a.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
SIGNATURES		48

*	Commencement of operations

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities (unaudited)

(in thousands, except unit amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $151,654 and $119,828, respectively)	$151,157	$120,482
Cash	2,918	4,217
Cash equivalents (cost: $19,997 and $29,969, respectively)	19,997	29,969
Interest receivable	1,087	813
Receivable for investments sold	44	110
Other receivable	—	57
Prepaid expenses	75	20

Total assets	$175,278	$155,668

Liabilities
Revolving credit facility due March 2021 (the “Subscription Facility”) ($9,500 and $44,100 face amounts, respectively, reported net of unamortized debt issuance costs of $147 and $252, respectively. See note 5)	$9,353	$43,848
Revolving credit facility due February 2023 (the “SPV Facility”) ($47,750 and $31,950 face amounts, respectively, reported net of unamortized debt issuance costs of $1,033 and $1,227, respectively. See note 5)	46,717	30,723
Payable for cash equivalents purchased	19,997	29,969
Management fee payable (see note 3)	919	401
Administration fee payable (see note 3)	29	34
Interest payable (see note 5)	586	754
Other liabilities and accrued expenses	265	243

Total liabilities	$77,866	$105,972

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ commitment:	$326,000	$326,001
Common Unitholders’ undrawn commitment:	(229,500)	(276,500)
Offering costs	(308)	(308)

Common Unitholders’ capital (9,586,174 and 4,955,621 units, respectively, issued and outstanding)	96,192	49,193
Accumulated distributable net gain	1,220	503

Total unitholders’ capital	$97,412	$49,696

Total liabilities and unitholders’ capital	$175,278	$155,668

Net asset value per unit	$10.16	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	For the period March 12, 2019* to June 30, 2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,725	$1,322	$5,763	$1,511
Other income from non-controlled/non-affiliated investments	36	—	57	1

Total investment income	2,761	1,322	5,820	1,512

Expenses:
Management fees (see note 3)	$395	$327	$919	$361
Administration fees (see note 3)	30	12	56	13
Interest and other credit facility expenses (see note 5)	854	989	2,038	1,111
Other general and administrative expenses	173	338	334	504

Total expenses	1,452	1,666	3,347	1,989

Net investment income (loss)	$1,309	$(344)	$2,473	$(477)

Realized and unrealized gain (loss) on investments and cash equivalents and unfunded commitments:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(1)	$—	$(3)	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	3,675	4	(1,151)	273

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	3,674	4	(1,154)	273

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$4,983	$(340)	$1,319	$(204)

Net Income (Loss) Per Unit	$0.52	$(0.12)	$0.17	$(0.07)

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	For the period March 12, 2019* to June 30, 2019
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$1,309	$(344)	$2,473	$(477)
Net realized loss	(1)	—	(3)	—
Net change in unrealized gain (loss)	3,675	4	(1,151)	273

Net increase (decrease) in unitholders’ capital resulting from operations	4,983	(340)	1,319	(204)

Distributions to unitholders:
From net investment income	(602)	10,000	(602)	38,000

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	—	10,000	47,000	38,000
Less offering costs	—	(308)	—	(308)
Cancellation	—	—	(1)	—

Net increase in unitholders’ capital resulting from capital activity	—	9,692	46,999	37,692

Total increase in unitholders’ capital	4,381	9,352	47,716	37,488
Unitholders’ capital, beginning of period	93,031	28,137	49,696	1

Unitholders’ capital, end of period	$97,412	$37,489	$97,412	$37,489

Capital unit activity (see note 7):
Units issued	—	1,012,146	4,630,653	3,812,146
Units canceled	—	—	(100)	—

Net increase from capital unit activity	—	1,012,146	4,630,553	3,812,146

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2020	For the period March 12, 2019* to June 30, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$1,319	$(204)
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	3	—
Net change in unrealized (gain) on investments	1,151	(273)
(Increase) decrease in operating assets:
Purchase of investments	(50,275)	(67,339)
Net accretion of discount on investments	(334)	(84)
Proceeds from disposition of investments	18,780	937
Receivable for investments sold	66	(11)
Interest receivable	(274)	(453)
Other receivable	57	(113)
Prepaid expenses	(55)	(176)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(9,972)	24,936
Management fee payable	518	361
Administration fee payable	(5)	13
Interest payable	(168)	561
Due to affiliate	—	496
Other liabilities and accrued expenses	22	323

Net Cash Used in Operating Activities	(39,167)	(41,026)

Cash Flows from Financing Activities:
Contributions from unitholders	47,000	38,000
Cancellation of units	(1)	—
Cash distributions paid	(602)	—
Offering costs	—	(308)
Deferred financing costs	299	133
Proceeds from borrowings	93,000	79,404
Repayments of borrowings	(111,800)	(16,500)

Net Cash Provided by Financing Activities	27,896	100,729

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,271)	59,703

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,186	1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,915	$59,704

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,206	$550

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 155.2%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,948	$3,929
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2023	4,004	4,040	3,984
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,464	2,474
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,936	3,976	3,965
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.68%	1/31/2020	7/30/2023- 7/30/2025	13,886	13,527	13,539
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	25,087	24,707	24,585
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	6.50%	6/28/2019	6/28/2024	3,697	3,651	3,660
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,680	7,537	7,527
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,795	1,795
Kingsbridge Holdings, LLC (2).	Multi-Sector Holdings	L+700	1.00%	8.44%	3/12/2019	12/21/2024	12,938	12,777	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.81%	3/12/2019	12/21/2024	14,326	14,091	14,040
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	7,507	7,435	7,432
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.25%	6/27/2019	12/31/2024	5,957	5,930	5,719
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,052	3,040
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,465	4,427	4,420
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.68%	3/12/2019	12/21/2023	7,872	7,907	7,941
Rxsense Holdings LLC(2)	Diversified Consumer Services	L+525	1.00%	6.25%	3/17/2020	3/13/2026	10,391	10,191	10,235
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	920	920
SI-BONE, Inc.(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,485	3,483
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	2,940
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.82%	3/12/2019	1/1/2024	4,479	4,455	4,300
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.67%	9/13/2019	9/5/2026	8,435	8,280	8,266

Total Bank Debt/Senior Secured Loans								$151,594	$151,132

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2020

(in thousands)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	22
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	3
Tetraphase Pharmaceuticals, Inc. Warrants†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants.								$60	$25

Total Investments(5) —155.2%.								$151,654	$151,157

							Par Amount
Cash Equivalents — 20.5%
U.S. Treasury Bill	Government			6/30/2020	8/27/2020		$20,000	$19,997	$19,997

Total Investments & Cash Equivalents — 175.7%								$171,651	$171,154
Liabilities in Excess of Other Assets — (75.7%)									(73,742)

Net Assets —100.0%									$97,412

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2020.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 8.2% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $1,413; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $272 and $1,685, respectively, based on a tax cost of $152,570. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2020
Insurance	21.7%
Pharmaceuticals	11.3%
Health Care Equipment & Supplies	9.6%
Wireless Telecommunication Services	9.3%
IT Services	8.9%
Multi-Sector Holdings	8.6%
Diversified Consumer Services	6.8%
Health Care Providers & Services	5.8%
Trading Companies & Distributors	5.0%
Software	4.9%
Commercial Services & Supplies	3.8%
Capital Markets	2.4%
Diversified Financial Services	1.9%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	S Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.3%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,710	$3,710	$3,710
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	9.19%	3/15/2019	9/1/2023	4,004	4,013	4,004
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,449	2,443
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,691	3,692
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	6.05%	3/12/2019	9/8/2024	25,215	24,796	24,963
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	7.20%	6/28/2019	6/28/2024	3,968	3,914	3,968
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	6,582	6,450	6,450
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,787	1,788
Kingsbridge Holdings, LLC (2).	Multi-Sector Holdings	L+700	1.00%	9.09%	3/12/2019	12/21/2024	12,938	12,763	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	3/12/2019	12/21/2024	14,399	14,142	14,291
MRI Software LLC(2)	Software	L+575	1.00%	7.55%	7/23/2019	6/30/2023	12,798	12,679	12,798
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.96%	6/27/2019	12/31/2024	4,346	4,325	4,324
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	7.19%	3/12/2019	12/21/2023	5,248	5,266	5,274
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	917	917
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	4,118	4,101	4,118
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	6.55%	3/12/2019	1/1/2024	4,502	4,474	4,412
Worldwide Facilities, LLC (2)	Insurance	L+450	—	6.21%	9/13/2019	9/5/2026	7,437	7,292	7,363

Total Bank Debt/Senior Secured Loans								$119,768	$120,453

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2020

(in thousands)

Description	Industry	S Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.1%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	15
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	14
Tetraphase Pharmaceuticals, Inc. Warrants(4)†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants.								$60	$29

Total Investments(5) — 242.4%.								$119,828	$120,482

							Par Amount
Cash Equivalents — 60.3%
U.S. Treasury Bill		Government			12/31/2019	1/28/2020	$30,000	$29,969	$29,969

Total Investments & Cash Equivalents — 302.7%								$149,797	$150,451
Liabilities in Excess of Other Assets — (202.7%)									(100,755)

Net Assets — 100.0%									$49,696

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

June 30, 2020

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

June 30, 2020

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

June 30, 2020

(in thousands, except unit amounts)

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

June 30, 2020

(in thousands, except unit amounts)

values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2020

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

June 30, 2020

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

June 30, 2020

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

June 30, 2020

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

For the three and six months ended June 30, 2020, the Company incurred $395 and $919, respectively in Management Fees, $30 and $56, respectively in Administration Fees and $0 and $0, respectively in Incentive Fees. For the three months ended June 30, 2019, the Company incurred $327 in Management Fees, $12 in Administration Fees and $0 in Incentive Fees. For the period March 12, 2019 (commencement of operations) to June 30, 2019, the Company incurred $361 in Management Fees, $13 in Administration Fees and $0 in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. As of June 30, 2020 $308 of offering expenses were charged to capital and $84 of organizational costs were expensed.

Note 4. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019:

Fair Value Measurements

As of June 30, 2020

	Level 1	Level 2	Level 3	Total

Assets:

Bank Debt/Senior Secured Loans	$—	$—	$151,132	$151,132

Common Equity/Equity Interests/Warrants	—	—	25	25

Total Investments	$—	$—	$151,157	$151,157

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total

Assets:

Bank Debt/Senior Secured Loans	$—	$—	$120,453	$120,453

Common Equity/Equity Interests/Warrants	—	—	29	29

Total Investments	$—	$—	$120,482	$120,482

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2020:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2020	$140,677	$63	$140,740
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	3,533	(38)	3,495
Purchase of investment securities	8,618	—	8,618
Proceeds from dispositions of investment securities	(1,696)	—	(1,696)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2020	$151,132	$25	$151,157

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$3,533	$(38)	$3,495

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2019	$120,453	$29	$120,482
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized loss	(1,147)	(4)	(1,151)
Purchase of investment securities	50,609	—	50,609
Proceeds from dispositions of investment securities	(18,783)	—	(18,783)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2020	$151,132	$25	$151,157

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(1,147)	$(4)	$(1,151)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020:

Unfunded Commitments	For the three months ended June 30, 2020

Beginning fair value	$180
Net realized (gain) loss	—
Net change in unrealized (gain) loss	(180)
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$—

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

Unfunded Commitments	For the six months ended June 30, 2020

Beginning fair value	$—
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$—

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

June 30, 2020

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$151,132	Income Approach	Market Yield	4.9% – 12.0% (7.2%)

Common Equity/Equity Interests/Warrants	Asset	$25	Market Approach	Volatility	30.1% - 30.1% (30.1%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

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

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. There were $47,750 of borrowings outstanding as of June 30, 2020 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35,000 to $50,000. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $9,500 of borrowings outstanding as of June 30, 2020 under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019 was 4.50% and 5.17%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019 was $90,750 and $76,150, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of June 30, 2020 and December 31, 2019 is $12,823 and $16,282, respectively, comprised of the following:

	June 30, 2020	December 31, 2019
Kindred Biosciences, Inc.	$2,689	$2,689
Worldwide Facilities, LLC.	1,718	2,751
Drilling Info Holdings, Inc.	1,707	—
Rxsense Holdings, LLC.	1,515	—
Neuronetics, Inc.	1,310	—
MRI Software LLC.	1,109	1,527
Pinnacle Treatment Centers, Inc.	799	—
Cerapedics, Inc.	787	1,050
ENS Holdings III Corp. & ES Opco USA LLC	696	1,811
Enhanced Capital Group, LLC	493	493
Rubius Therapeutics, Inc.	—	2,624
MSHC, Inc.	—	1,640

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

	June 30, 2020	December 31, 2019
Centrexion Therapeutics, Inc.	—	1,479
Alimera Sciences, Inc.	—	218

Total Commitments	$12,823	$16,282

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Note 7. Unitholders’ Capital

Transactions in unitholders’ capital were as follows:

	Six months ended June 30, 2020	For the period March 12, 2019* to June 30, 2019
Units at beginning of period	4,955,621	100
Units issued	4,630,653	3,812,146
Units canceled	(100)	—

Units issued and outstanding at end of period	9,586,174	3,812,246

*	Commencement of operations

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and the period March 12, 2019 (commencement of operations) to June 30, 2019:

	Six months ended June 30, 2020	For the period March 12, 2019* to June 30, 2019
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.00

Net investment income (loss)	0.33	(0.17)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

	Six months ended June 30, 2020	For the period March 12, 2019* to June 30, 2019
Net realized and unrealized gain (loss)	(0.14)	0.10

Net increase (decrease) in unitholders’ capital resulting from operations	0.19	(0.07)
Offering costs	—	(0.10)
Distributions to unitholders:
From net investment income	(0.06)	—

Net asset value per unit, end of period	$10.16	$9.83

Total Return (b)(c)	1.36%	(1.35%)

Unitholders’ capital, end of period	$97,412	$37,489

Units outstanding, end of period	9,586,174	3,812,246

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	3.22%	(1.68)%

Operating expenses	1.71%	3.09%
Interest and other credit facility expenses	2.65%	3.90%

Total expenses	4.36%	6.99%

Average debt outstanding	$66,507	$41,152
Portfolio turnover ratio	13.9%	1.6%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2020 and the period March 12, 2019 through June 30, 2019 were 7,795,876 and 2,845,692, respectively.

(b)	Total return is based on the change in net asset value during the period. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2020

(in thousands, except unit amounts)

individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2020, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2020, the three-month period ended June 30, 2019 and the period March 12, 2019 (commencement of operations) to June 30, 2019, the related consolidated statements of cash flows for the six-month period ended June 30, 2020 and for the period March 12, 2019 (commencement of operations) to June 30, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2020

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $0.5 million. Accordingly, as of June 30, 2020, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed.

Portfolio and Investment Activity

During the three months ended June 30, 2020, we invested $8.4 million across 6 portfolio companies. This compares to investing $14.2 million in 7 portfolio companies for the three months ended June 30, 2019. Investments sold or prepaid during the three months ended June 30, 2020 totaled $1.7 million versus $0.7 million for the three months ended June 30, 2019.

At June 30, 2020, our portfolio consisted of 24 portfolio companies and was invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value versus 14 portfolio companies invested 100% directly in senior secured loans and 0.0% in common equity/equity interests/warrants at June 30, 2019.

At June 30, 2020, 98.1% of our income producing investment portfolio was floating rate and 1.9% was fixed rate, measured at fair value. At June 30, 2019, 95.5% of our portfolio was floating rate and 4.5% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of June 30, 2020, the Company held $57.3 million of senior securities, for an asset coverage ratio of 270.2%.

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

Results of Operations

Results are shown for the three and six months ended June 30, 2020, the three months ended June 30, 2019 and the period March 12, 2019 (commencement of operations) to June 30, 2019:

Investment Income

For the three and six months ended June 30, 2020, gross investment income totaled $2.8 million and $5.8 million, respectively. For the three months ended June 30, 2019 and for the period March 12, 2019 (commencement of operations) to June 30, 2019, gross investment income totaled $1.3 million and $1.5 million, respectively. The increase in investment income for the year over year three and six month periods is due to an increase in the size of the income producing portfolio as the Company continues to ramp toward its targeted investment portfolio size.

Expenses

Net expenses totaled $1.5 million and $3.3 million, respectively, for the three and six months ended June 30, 2020, of which $0.4 million and $1.0 million, respectively, were management fees and administration fees and $0.9 million and $2.0 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2020. Net expenses totaled $1.7 million and $2.0 million, respectively, for the three months ended June 30, 2019 and for the period March 12, 2019 (commencement of operations) to June 30, 2019, of which $0.3 million and $0.4 million, respectively, were management fees and administration fees and $1.0 million and $1.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.3 million and $0.5 million, respectively, for the three months ended June 30, 2019 and for the period

March 12, 2019 (commencement of operations) to June 30, 2019. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in net expenses for the three months ended June 30, 2020 versus the three months ended June 30, 2019 was generally due to a reduction in interest expense from lower average LIBOR as well as lower general and administrative expenses as some start-up costs were expensed in the year ago period.

Net Investment Income (Loss)

The Company’s net investment income totaled $1.3 million and $2.5 million, or $0.14 and $0.33 per average unit, respectively, for the three and six months ended June 30, 2020. The Company’s net investment loss totaled $0.3 million and $0.5 million, or $0.12 and $0.17 per average unit, respectively, for the three months ended June 30, 2019 and for the period March 12, 2019 (commencement of operations) to June 30, 2019.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $1.7 million and $18.9 million, respectively, for the three and six months ended June 30, 2020. Net realized loss over the same periods totaled $0 and $0, respectively. Net realized loss for the three and six months ended June 30, 2020 was immaterial. The Company had investment sales and prepayments totaling approximately $0.7 million and $0.9 million, respectively, for the three months ended June 30, 2019 and for the period March 12, 2019 (commencement of operations) to June 30, 2019. There were no realized gains during these periods.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2020, net change in unrealized gain (loss) on the Company’s assets totaled $3.7 million and ($1.2) million, respectively. Net unrealized gain for the three months ended June 30, 2020 was primarily due to appreciation on our investments in Kore Wireless Group, Inc., Drilling Info Holdings, Inc. and RxSense Holdings LLC, among others. Net unrealized loss for the six months ended June 30, 2020 was primarily due to depreciation on our investments in Edgewood Partners Holdings, LLC, MSHC, Inc. and Kore Wireless Group, Inc., among others. For the three months ended June 30, 2019 and the period March 12, 2019 (commencement of operations) to June 30, 2019, net change in unrealized gain on the Company’s assets totaled $0.0 million and $0.3 million, respectively. Net unrealized gain for the three months ended June 30, 2019 was unremarkable. Net unrealized gain for the period March 12, 2019 (commencement of operations) to June 30, 2019 is primarily due to appreciation on our investments in KORE Wireless Group, Inc., Kingsbridge Holdings, LLC and Edgewood Partners Holdings, LLC, among others. The year over year net change in unrealized loss for the six month period ended June 30, 2020 is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2020, the Company had a net increase in unitholders’ capital resulting from operations of $5.0 million and $1.3 million, respectively. For the same period, net income per average unit was $0.52 and $0.17, respectively. For the three months ended June 30, 2019 and for the period March 12, 2019 (commencement of operations) to June 30, 2019, the Company had a net decrease in unitholders’ capital resulting from operations of $0.3 million and $0.2 million, respectively. For the same period, losses per average unit were $0.12 and $0.07, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to June 30, 2020, on a net basis, the Company sold and issued 9,586,173 common units at an average price of $9.93 per unit, for net proceeds of $96.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $229.5 million at June 30, 2020.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. There were $47.8 million of borrowings outstanding as of June 30, 2020 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35 million to $50 million. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $9.5 million of borrowings outstanding as of June 30, 2020 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $20 million of cash equivalents as of June 30, 2020.

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

	Payments due by Period as of June 30, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$57.3	$9.5	$47.8	$—	$—

(1)	At June 30, 2020, we had a total of $67.7 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2020:

	June 30, 2020	December 31, 2019
(in millions)
Kindred Biosciences, Inc.	$2.7	$2.7
Worldwide Facilities, LLC.	1.7	2.8
Drilling Info Holdings, Inc.	1.7	—
Rxsense Holdings, LLC.	1.5	—
Neuronetics, Inc.	1.3	—
MRI Software LLC.	1.1	1.5
Pinnacle Treatment Centers, Inc.	0.8	—
Cerapedics, Inc.	0.8	1.1
ENS Holdings III Corp. & ES Opco USA LLC	0.7	1.8
Enhanced Capital Group, LLC	0.5	0.5
Rubius Therapeutics, Inc.	—	2.6
MSHC, Inc.	—	1.6
Centrexion Therapeutics, Inc.	—	1.5
Alimera Sciences, Inc.	—	0.2

Total Commitments	$12.8	$16.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately less than one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	$0.01	$0.00

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Aside from the below updated risk factors, there have been no material changes during the period ended June 30, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States, This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Capital Markets Uncertainty. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Inability to Secure Debt Financing. In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Risks Relating to Reference Rates. LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. We expect to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our unitholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. To the extent we make distributions to unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the unitholder’s investment. There can be no assurances that the Company will pay distributions to Unitholders in the future.

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

Potential Dividend Deferrals. As a BDC, we are not required to make any distributions to Unitholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to Unitholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to Unitholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

Stock Dividend Considerations. We may distribute taxable dividends that are payable in part in our Units. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many unitholders elect to receive cash, the cash available for distribution must be allocated among the unitholders electing to receive cash (with the balance of the distribution paid in shares). In no event will any unitholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such unitholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. Because we are not currently a publicly offered RIC, our ability to rely on the revenue procedure and other guidance is uncertain. If elect to pay a distribution in our own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Unitholder may be required to pay tax with respect to such dividends in excess of any cash received. Furthermore, with respect to non-U.S. Unitholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Units.

Tax Considerations Regarding Dividends for Private BDCs. We do not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2020 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible to such Unitholder only to the extent they exceed 2% of such Unitholder’s adjusted gross income), and are not deductible for alternative minimum tax purposes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2020.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)