Form 10-Q
period 2020-09-30
SCP Private Credit Income BDC LLC
filed 2020-11-05
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020

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

The number of the Registrant’s common units outstanding as of October 30, 2020 was 9,586,174.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statement of Operations for the three and nine months ended September 30, 2020 (unaudited), the three months ended September 30, 2019 (unaudited) and the period March 12, 2019* to September 30, 2019 (unaudited)	4
	Consolidated Statement of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2020 (unaudited), the three months ended September 30, 2019 (unaudited) and the period March 12, 2019* to September 30, 2019 (unaudited)	5
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited) and the period March 12, 2019* to September 30, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2019	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1a.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

*	Commencement of operations

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $154,008 and $119,828, respectively)	$154,516	$120,482
Cash	4,171	4,217
Cash equivalents (cost: $19,998 and $29,969, respectively)	19,998	29,969
Interest receivable	539	813
Receivable for investments sold	—	110
Other receivable	—	57
Prepaid expenses	47	20

Total assets	$179,271	$155,668

Liabilities
Revolving credit facility due March 2021 (the “Subscription Facility”) ($9,800 and $44,100 face amounts, respectively, reported net of unamortized debt issuance costs of $94 and $252, respectively. See note 5)	$9,706	$43,848
Revolving credit facility due February 2023 (the “SPV Facility”) ($49,750 and $31,950 face amounts, respectively, reported net of unamortized debt issuance costs of $936 and $1,227, respectively. See note 5)	48,814	30,723
Payable for cash equivalents purchased	19,998	29,969
Management fee payable (see note 3)	1,320	401
Administration fee payable (see note 3)	31	34
Interest payable (see note 5)	521	754
Other liabilities and accrued expenses	271	243

Total liabilities	$80,661	$105,972

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ commitment:	$326,000	$326,001
Common Unitholders’ undrawn commitment:	(229,500)	(276,500)
Offering costs	(308)	(308)

Common Unitholders’ capital (9,586,174 and 4,955,621 units, respectively, issued and outstanding)	96,192	49,193
Accumulated distributable earnings	2,418	503

Total unitholders’ capital	$98,610	$49,696

Total liabilities and unitholders’ capital	$179,271	$155,668

Net asset value per unit	$10.29	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	For the period March 12, 2019* to September 30, 2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,778	$1,831	$8,541	$3,342
Other income from non-controlled/non-affiliated investments	25	—	82	1

Total investment income	2,803	1,831	8,623	3,343

Expenses:
Management fees (see note 3)	$401	$251	$1,320	$612
Administration fees (see note 3)	31	15	87	28
Interest and other credit facility expenses (see note 5)	774	1,168	2,812	2,279
Other general and administrative expenses	180	349	514	853

Total expenses	1,386	1,783	4,733	3,772

Net investment income (loss)	$1,417	$48	$3,890	$(429)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$(18)	$50	$(21)	$50
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	1,005	62	(146)	335

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	987	112	(167)	385

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$2,404	$160	$3,723	$(44)

Net Income (Loss) Per Unit	$0.25	$0.06	$0.44	$(0.02)

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	For the period March 12, 2019* to September 30, 2019
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$1,417	$48	$3,890	$(429)
Net realized gain (loss)	(18)	50	(21)	50
Net change in unrealized gain (loss)	1,005	62	(146)	335

Net increase (decrease) in unitholders’ capital resulting from operations	2,404	160	3,723	(44)

Distributions to unitholders:
From net investment income	(1,206)	—	(1,808)	—

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	—	9,000	47,000	47,000
Redemptions	—	(11,000)	—	(11,000)
Less offering costs	—	—	—	(308)
Cancellation	—	—	(1)	—

Net increase (decrease) in unitholders’ capital resulting from capital activity	—	(2,000)	46,999	35,692

Total increase (decrease) in unitholders’ capital	1,198	(1,840)	48,914	35,648
Unitholders’ capital, beginning of period	97,412	37,489	49,696	1

Unitholders’ capital, end of period	$98,610	$35,649	$98,610	$35,649

Capital unit activity (see note 7):
Units issued	—	911,854	4,630,653	4,724,000
Units redeemed	—	(1,119,024)	—	(1,119,024)
Units canceled	—	—	(100)	—

Net increase (decrease) from capital unit activity	—	(207,170)	4,630,553	3,604,976

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2020	For the period March 12, 2019* to September 30, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$3,723	$(44)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	21	(50)
Net change in unrealized (gain) loss on investments	146	(335)
(Increase) decrease in operating assets:
Purchase of investments	(53,476)	(93,040)
Net accretion of discount on investments	(518)	(191)
Proceeds from disposition of investments	19,815	6,558
Capitalization of payment-in-kind interest	(22)	—
Receivable for investments sold	110	(23)
Interest receivable	274	(315)
Other receivable	57	(82)
Prepaid expenses	(27)	(112)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(9,971)	9,986
Management fee payable	919	612
Administration fee payable	(3)	28
Interest payable	(233)	673
Other liabilities and accrued expenses	28	485

Net Cash Used in Operating Activities	(39,157)	(75,850)

Cash Flows from Financing Activities:
Contributions from unitholders	47,000	47,000
Redemptions to unitholders	—	(11,000)
Cancellation of units	(1)	—
Cash distributions paid	(1,808)	—
Offering costs	—	(308)
Deferred financing costs	449	260
Proceeds from borrowings	96,300	121,904
Repayments of borrowings	(112,800)	(62,400)

Net Cash Provided by Financing Activities	29,140	95,456

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,017)	19,606

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,186	1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,169	$19,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,045	$1,606

*	Commencement of operations

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 156.7%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,959	$3,948
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2023	4,004	4,053	4,024
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,207	3,228
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,198	4,250	4,251
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.65%	1/31/2020	7/30/2023- 7/30/2025	14,534	14,172	14,243
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	25,022	24,663	24,772
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	6.50%	6/28/2019	6/28/2024	4,042	3,993	4,042
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,664	7,527	7,588
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,798	1,797
Kingsbridge Holdings, LLC (2)	Multi-Sector Holdings	L+700	1.00%	8.00%	3/12/2019	12/21/2024	12,938	12,784	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.72%	3/12/2019	12/21/2024	14,290	14,066	14,147
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	7,736	7,665	7,582
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.25%	6/27/2019	12/31/2024	5,942	5,917	5,794
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,061	3,056
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,710	4,673	4,710
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.66%	3/12/2019	12/21/2023	7,872	7,927	7,951
Rxsense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,365	10,173	10,365
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	921	922
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,490	3,483
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.75%	3/12/2019	1/1/2024	4,490	4,468	4,400
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.65%	9/13/2019	9/5/2026	8,340	8,192	8,257

Total Bank Debt/Senior Secured Loans								$153,958	$154,498

							Shares/Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	16
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	2

Total Common Equity/Equity Interests/Warrants								$50	$18

Total Investments(5) — 156.7%								$154,008	$154,516

							Par Amount
Cash Equivalents — 20.3%
U.S. Treasury Bill	Government				9/30/2020	11/12/2020	$20,000	$19,998	$19,998

Total Investments & Cash Equivalents — 177.0%								$174,006	$174,514
Liabilities in Excess of Other Assets — (77.0%)									(75,904)

Net Assets — 100.0%									$98,610

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2020

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2020.

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

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 8.1% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $409; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $867 and $1,276, respectively, based on a tax cost of $154,925. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2020

Insurance	21.4%

Pharmaceuticals	11.6%

Health Care Equipment & Supplies	9.6%

Wireless Telecommunication Services	9.2%

IT Services	9.2%

Multi-Sector Holdings	8.4%

Diversified Consumer Services	6.7%

Health Care Providers & Services	5.9%

Trading Companies & Distributors	4.9%

Software	4.9%

Commercial Services & Supplies	3.7%

Capital Markets	2.6%

Diversified Financial Services	1.9%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	S Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.3%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,710	$3,710	$3,710
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	9.19%	3/15/2019	9/1/2023	4,004	4,013	4,004
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,449	2,443
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,691	3,692
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	6.05%	3/12/2019	9/8/2024	25,215	24,796	24,963
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	7.20%	6/28/2019	6/28/2024	3,968	3,914	3,968
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	6,582	6,450	6,450
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,787	1,788
Kingsbridge Holdings, LLC (2)	Multi-Sector Holdings	L+700	1.00%	9.09%	3/12/2019	12/21/2024	12,938	12,763	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	3/12/2019	12/21/2024	14,399	14,142	14,291
MRI Software LLC(2)	Software	L+575	1.00%	7.55%	7/23/2019	6/30/2023	12,798	12,679	12,798
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.96%	6/27/2019	12/31/2024	4,346	4,325	4,324
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	7.19%	3/12/2019	12/21/2023	5,248	5,266	5,274
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	917	917
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	4,118	4,101	4,118
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	6.55%	3/12/2019	1/1/2024	4,502	4,474	4,412
Worldwide Facilities, LLC (2)	Insurance	L+450	—	6.21%	9/13/2019	9/5/2026	7,437	7,292	7,363

Total Bank Debt/Senior Secured Loans								$119,768	$120,453

							Shares/Units
Common Equity/Equity Interests/Warrants — 0.1%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	15
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	14
Tetraphase Pharmaceuticals, Inc. Warrants(4)†.	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants								$60	$29

Total Investments(5) — 242.4%								$119,828	$120,482

							Par Amount
Cash Equivalents — 60.3%
U.S. Treasury Bill	Government				12/31/2019	1/28/2020	$30,000	$29,969	$29,969

Total Investments & Cash Equivalents — 302.7%								$149,797	$150,451
Liabilities in Excess of Other Assets — (202.7%)									(100,755)

Net Assets — 100.0%									$49,696

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

September 30, 2020

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

September 30, 2020

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

a.

the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Solar Capital Partners, LLC (the “Adviser”) responsible for the portfolio investment;

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

September 30, 2020

(in thousands, except unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2020

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

September 30, 2020

(in thousands, except unit amounts)

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

September 30, 2020

(in thousands, except unit amounts)

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

September 30, 2020

(in thousands, except unit amounts)

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

For the three and nine months ended September 30, 2020, the Company incurred $401 and $1,320, respectively in Management Fees, $31 and $87, respectively in Administration Fees and $0 and $0, respectively in Incentive Fees. For the three months ended September 30, 2019, the Company incurred $251 in Management Fees, $15 in Administration Fees and $0 in Incentive Fees. For the period March 12, 2019 (commencement of operations) to September 30, 2019, the Company incurred $612 in Management Fees, $28 in Administration Fees and $0 in Incentive Fees.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. $308 of offering expenses were charged to capital and $84 of organizational costs were expensed in 2019.

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

September 30, 2020

(in thousands, except unit amounts)

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019:

Fair Value Measurements

As of September 30, 2020

	Level 1		Level 2	Level 3	Total
Assets:

Bank Debt/Senior Secured Loans		$—	$—	$154,498	$154,498

Common Equity/Equity Interests/Warrants		—	—	18	18

Total Investments	$	$ —	$—	$154,516	$154,516

Fair Value Measurements

As of December 31, 2019

	Level 1		Level 2	Level 3	Total
Assets:

Bank Debt/Senior Secured Loans		$—	$—	$120,453	$120,453

Common Equity/Equity Interests/Warrants		—	—	29	29

Total Investments	$	$ —	$—	$120,482	$120,482

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2020:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total

Fair value, June 30, 2020	$151,132	$25	$151,157
Total gains or losses included in earnings:
Net realized gain (loss)	—	(17)	(17)
Net change in unrealized gain (loss)	1,001	4	1,005
Purchase of investment securities	3,401	6	3,407
Proceeds from dispositions of investment securities	(1,036)	—	(1,036)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2020	$154,498	$18	$154,516

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,001	$(13)	$988

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total

Fair value, December 31, 2019	$120,453	$29	$120,482
Total gains or losses included in earnings:
Net realized gain (loss)	—	(17)	(17)
Net change in unrealized loss	(146)	—	(146)
Purchase of investment securities	54,010	6	54,016
Proceeds from dispositions of investment securities	(19,819)	—	(19,819)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2020	$154,498	$18	$154,516

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(146)	$(16)	$(162)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$154,498	Income Approach	Market Yield	5.0% – 11.2% (7.0%)

Common Equity/Equity Interests/Warrants	Asset	$18	Market Approach	Volatility	26.0% - 26.0% (26.0%)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. There were $49,750 of borrowings outstanding as of September 30, 2020 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35,000 to $50,000. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $9,800 of borrowings outstanding as of September 30, 2020 under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019 was 4.14% and 5.17%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019 was $90,750 and $76,150, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of September 30, 2020 and December 31, 2019 is $17,089 and $16,282, respectively, comprised of the following:

	September 30, 2020	December 31, 2019
MRI Software LLC.	$6,108	$1,527
Kindred Biosciences, Inc.	2,689	2,689
Worldwide Facilities, LLC.	1,792	2,751
Rxsense Holdings, LLC.	1,515	—
Neuronetics, Inc.	1,310	—
Drilling Info Holdings, Inc.	1,024	—
Centrexion Therapeutics, Inc.	739	1,479
ENS Holdings III Corp. & ES Opco USA LLC	696	1,811
Pinnacle Treatment Centers, Inc.	543	—
Cerapedics, Inc.	525	1,050
Enhanced Capital Group, LLC	148	493
Rubius Therapeutics, Inc.	—	2,624
MSHC, Inc.	—	1,640
Alimera Sciences, Inc.	—	218

Total Commitments	$17,089	$16,282

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in unitholders’ capital were as follows:

	Nine months ended September 30, 2020	For the period March 12, 2019* to September 30, 2019
Units at beginning of period	4,955,621	100
Units issued	4,630,653	4,724,000
Units canceled	(100)	(1,119,024)

Units issued and outstanding at end of period	9,586,174	3,605,076

*	Commencement of operations

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and the period March 12, 2019 (commencement of operations) to September 30, 2019:

	Nine months ended September 30, 2020	For the period March 12, 2019* to September 30, 2019
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.00

Net investment income (loss)	0.48	(0.15)
Net realized and unrealized gain (loss)	(0.01)	0.14

Net increase (decrease) in unitholders’ capital resulting from operations	0.47	(0.01)
Offering costs	—	(0.10)
Distributions to unitholders:
From net investment income	(0.21)	—

Net asset value per unit, end of period	$10.29	$9.89

Total Return (b)(c)	3.85%	(0.98)%

Unitholders’ capital, end of period	$98,610	$35,649

Units outstanding, end of period	9,586,174	3,605,076

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	4.65%	(1.51)%

Operating expenses	2.30%	5.25%
Interest and other credit facility expenses	3.36%	8.02%

Total expenses	5.66%	13.27%

Average debt outstanding	$63,435	$46,953
Portfolio turnover ratio	14.1%	9.5%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the nine months ended September 30, 2020 and the period March 12, 2019 through September 30, 2019 were 8,396,998 and 2,858,668, respectively.

(b)	Total return is based on the change in net asset value during the period. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

*	Commencement of operations

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2020

(in thousands, except unit amounts)

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

The global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2020, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2020, the three-month period ended September 30, 2019 and the period March 12, 2019 (commencement of operations) to September 30, 2019, the related consolidated statements of cash flows for the nine-month period ended September 30, 2020 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2020

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $0.5 million. Accordingly, as of September 30, 2020, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed.

Portfolio and Investment Activity

During the three months ended September 30, 2020, we invested $3.2 million across 7 portfolio companies. This compares to investing $17.6 million in 9 portfolio companies for the three months ended September 30, 2019. Investments sold or prepaid during the three months ended September 30, 2020 totaled $1.0 million versus $5.6 million for the three months ended September 30, 2019.

At September 30, 2020, our portfolio consisted of 23 portfolio companies and was invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value versus 19 portfolio companies invested 100% directly in senior secured loans and 0.0% in common equity/equity interests/warrants at September 30, 2019.

At September 30, 2020, 98.1% of our income producing investment portfolio was floating rate and 1.9% was fixed rate, measured at fair value. At September 30, 2019, 96.6% of our portfolio was floating rate and 3.4% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. Under the 1940 Act, historically BDCs such as the Company have only been permitted to incur indebtedness to the extent asset coverage, as defined under the 1940 Act, is at least 200% immediately after each such borrowing. However, recent legislation has modified the 1940 Act to permit a BDC to reduce its asset coverage ratio to 150%, if certain requirements are met. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of September 30, 2020, the Company held $59.6 million of senior securities, for an asset coverage ratio of 265.6%.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-

13 modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

Results of Operations

Results are shown for the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period March 12, 2019 (commencement of operations) to September 30, 2019:

Investment Income

For the three and nine months ended September 30, 2020, gross investment income totaled $2.8 million and $8.6 million, respectively. For the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, gross investment income totaled $1.8 million and $3.3 million, respectively. The increase in investment income for the year over year periods is due to an increase in the size of the income producing portfolio as the Company continues to ramp toward its targeted investment portfolio size.

Expenses

Net expenses totaled $1.4 million and $4.7 million, respectively, for the three and nine months ended September 30, 2020, of which $0.4 million and $1.4 million, respectively, were management fees and administration fees and $0.8 million and $2.8 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020. Net expenses totaled $1.8 million and $3.8 million, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, of which $0.3 million and $0.6 million, respectively, were management fees and administration fees and $1.2 million and $2.3 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.3 million and $0.9 million, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in net expenses for the three months ended September 30, 2020 versus the three months ended September 30, 2019 was generally due to a reduction in interest expense from lower average LIBOR as well as lower general and administrative expenses as some start-up costs were expensed in the year ago period.

Net Investment Income (Loss)

The Company’s net investment income totaled $1.4 million and $3.9 million, or $0.15 and $0.48 per average unit, respectively, for the three and nine months ended September 30, 2020. The Company’s net investment income (loss) totaled $0.05 million and ($0.4) million, or $0.02 and ($0.15) per average unit, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $1.0 million and $20.0 million, respectively, for the three and nine months ended September 30, 2020. Net realized loss over the same periods totaled

$0 and $0, respectively. Net realized loss for the three and nine months ended September 30, 2020 was immaterial. The Company had investment sales and prepayments totaling approximately $5.6 million and $6.5 million, respectively, for the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019. Net realized gains over the same periods totaled $0.05 million and $0.05 million, respectively. Net realized gains for these periods were primarily related to the exit of our investment in Tetraphase Pharmaceuticals, Inc.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2020, net change in unrealized gain (loss) on the Company’s assets totaled $1.0 million and ($0.1) million, respectively. Net unrealized gain for the three months ended September 30, 2020 was primarily due to appreciation on our investments in Edgewood Partners Holdings, LLC, RxSense Holdings LLC and Kore Wireless Group, Inc., among others. Net unrealized loss for the nine months ended September 30, 2020 was primarily due to depreciation on our investments in MRI Software, LLC and MSHC, Inc., among others, partially offset by appreciation on our investment in RxSense Holdings LLC, among others. For the three months ended September 30, 2019 and the period March 12, 2019 (commencement of operations) to September 30, 2019, net change in unrealized gain on the Company’s assets totaled $0.1 million and $0.3 million, respectively. Net unrealized gain for the three months ended September 30, 2019 was modest. Net unrealized gain for the period March 12, 2019 (commencement of operations) to September 30, 2019 is primarily due to appreciation on our investments in KORE Wireless Group, Inc., Kingsbridge Holdings, LLC and Edgewood Partners Holdings, LLC, among others. The year over year net change in unrealized loss for the nine month period ended September 30, 2020 is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2020, the Company had a net increase in unitholders’ capital resulting from operations of $2.4 million and $3.7 million, respectively. For the same period, net income per average unit was $0.25 and $0.44, respectively. For the three months ended September 30, 2019 and for the period March 12, 2019 (commencement of operations) to September 30, 2019, the Company had a net increase (decrease) in unitholders’ capital resulting from operations of $0.2 million and ($0.04) million, respectively. For the same period, income (loss) per average unit were $0.06 and ($0.02), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2020, on a net basis, the Company sold and issued 9,586,173 common units at an average price of $9.93 per unit, for net proceeds of $96.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $229.5 million at September 30, 2020.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. There were $49.8 million of borrowings outstanding as of September 30, 2020 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35 million to $50 million. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $9.8 million of borrowings outstanding as of September 30, 2020 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $20 million of cash equivalents as of September 30, 2020.

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

	Payments due by Period as of September 30, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$59.6	$9.8	$49.8	$—	$—

(1)	At September 30, 2020, we had a total of $65.4 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2020:

	September 30, 2020	December 31, 2019
(in millions)
MRI Software LLC.	$6.1	$1.5
Kindred Biosciences, Inc.	2.7	2.7
Worldwide Facilities, LLC.	1.8	2.8
Rxsense Holdings, LLC.	1.5	—
Neuronetics, Inc.	1.3	—
Drilling Info Holdings, Inc.	1.0	—
Centrexion Therapeutics, Inc.	0.7	1.5
ENS Holdings III Corp. & ES Opco USA LLC	0.7	1.8
Pinnacle Treatment Centers, Inc.	0.6	—
Cerapedics, Inc.	0.5	1.1
Enhanced Capital Group, LLC	0.2	0.5
Rubius Therapeutics, Inc.	—	2.6
MSHC, Inc.	—	1.6
Alimera Sciences, Inc.	—	0.2

Total Commitments	$17.1	$16.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by less than one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately less than one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Share Per Year	$0.00	$0.00

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Aside from the below updated risk factors, there have been no material changes during the period ended September 30, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States, This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

Risks Relating to United States Presidential Election. 2020 is a U.S. presidential election year. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)