Form 10-K
period 2020-12-31
SCP Private Credit Income BDC LLC
filed 2021-02-24
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2020, there was no established public market for the registrant’s units. The issuer had 9,586,174 units outstanding as of February 22, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

Item 1. Business

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”), a Delaware limited liability company formed in May 2018, is a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. Solar Capital Partners, LLC (the “Adviser” or “SCP”) serves as the Company’s investment adviser.

The Company’s corporate lending strategy is focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) across the United States. In addition to senior secured loans to upper middle market companies, the Company may invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company expects to capitalize on attractive illiquidity premiums across larger private corporate loan tranches and within several specialty lending markets.

The Company was established to provide investors with attractive long-term returns through investments made pursuant to its investment strategy (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

The Company’s principal focus is to invest in first lien and stretch first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which our Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company may invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at SCP for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining the Company’s diversification objectives, the Company expects to co-invest with other vehicles managed by SCP. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SCP will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing.

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

Moreover, the Company may opportunistically seek to acquire investments in the secondary market at attractive and/or discounted prices, especially during periods of significant market volatility. In analyzing such investments, the Company will employ a substantially similar analytical process as it uses for its primary investments as well as any prior knowledge of the target company.

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

Investment Management Agreement Term

Unless terminated earlier as described below, the Investment Management Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

The Investment Management Agreement will automatically terminate in the event of its “assignment” within the meaning of the 1940 Act and related Securities and Exchange Commission (“SEC”) guidance and interpretations. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Management Agreement with the Adviser upon 60 days’ written notice. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Management Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Management Agreement upon 120 days’ written notice.

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

In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

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

Adviser Clawback

Upon liquidation of the Company, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative incentive fees in excess of the incentive fees that would have been payable to the Adviser on an aggregate basis covering all transactions of the

Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its incentive fees. In addition, the Adviser will apply an interim incentive fee adjustment at the end of each fiscal year so that, in the event of any over-distribution of incentive fee to the Adviser (measured with respect to each Unitholder using the fair value of the Company’s portfolio at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as an incentive fee, shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such incentive fee) has been eliminated.

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

The Adviser or Administrative Coordinator and/or their affiliates had advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. $307,563 of offering expenses were charged to capital and $83,589 of organizational costs were expensed in 2019.

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

•

Robust demand for debt capital to fund private equity transactions: There is more than $770 billion of un-invested private equity capital that will need debt capital to support acquisitions. Based on a conservative assumption of 45% equity contribution in an acquisition, this implies total debt demand of approximately $940 billion to fund such private equity related acquisitions.

•

Middle market debt capital raised in the last few years is not expected to meet demand: Banks have largely retreated from lending in the middle market due to stricter regulations. In place of the banks, private debt funds have raised approximately $340 billion in the last few years through various fund vehicle types. However, we believe there is still significantly more demand than supply.

Premium pricing in private corporate loans over public high yield and syndicated leveraged loans

Capturing illiquidity premiums: The illiquid nature of private corporate loans results in lenders earning an “illiquidity premium” over public high yield and syndicated leveraged loans.

Capturing size and risk premium: Middle market lenders also typically receive a premium relative to larger company loan investors to compensate them for investing in smaller companies and in niche industries. Middle market companies tend to be less followed by investors and research analysts and typically have lower ratings from ratings agencies due to their size. As a result, we expect that there will be a smaller investor base while demand will remain robust, resulting in premium pricing for middle market borrowers.

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

Inclusion of covenants: Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company can pursue that are negative to the lender and act as warning signals for lenders. The loans in which the Company is expected to invest are expected to have comprehensive covenants including covenants that are tested on a recurring basis to ensure ongoing compliance (“maintenance covenants”). Although syndicated leveraged loans have covenants, nearly 80% of loans currently are “covenant-lite,” which means they do not have a complete set of financial covenants, thus providing borrower companies more freedom to negatively impact lenders. High yield bonds provide even weaker protection for lenders because they typically have incurrence-based covenants, which are only tested if the company issues more debt.

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

Lower default rates and higher recovery rates: The result of the more comprehensive underwriting process for private corporate loans is historically lower default rates and higher recovery rates than public high yield or syndicated loans. Based on data from S&P on the S&P/LSTA Leveraged Loan Index the historical average default rate for middle market loans was 2.4% while the default rate for broadly syndicated loans was 3.6%. Similarly, the loss rate for defaulted middle market loans from 1995 to 2018 was 0.5%, while the loss rate for syndicated leveraged loans was 0.9%.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions of the Units, our Unitholders are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders.

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

We expect that the Company will benefit from SCP’s extensive experience investing in middle market companies. With the benefit of approximately $10 billion of investments made to over 400 companies as of December 31, 2020, SCP has developed an extensive database of information on middle market issuers and industries. The Adviser’s investment team is expected to include a number of SCP’s specialists in cash flow lending to sponsor-backed companies, asset-based lending and healthcare lending. We believe that the in-depth experience of SCP’s investment team in investing throughout various stages of the economic cycle provides us with access to ongoing market insights in addition to a powerful asset for investment sourcing.

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

Our investment teams work in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $500 million to $5 billion). We favor such sponsors because they typically:

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

Term

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000,000 in capital commitments. The offering period of the Company ended on April 5, 2019 (the “Offering Period”), six months after the Initial Closing Date. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the LLC Agreement, but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

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

Key Person Event

Prior to the end of the period from the Initial Closing Date until the date that is three (3) years after the end of the Offering Period of the Company (the “Investment Period”), if both Michael Gross and Bruce Spohler (the “Principals”) die, become permanently incapacitated or cease to be actively involved in the management of the Company, the Investment Period shall terminate and the Company shall be wound down in accordance with the terms of the LLC Agreement. For the avoidance of doubt, if only one of the Principals dies or becomes permanently incapacitated, the preceding sentence will not be triggered. If either Principal voluntarily ceases to be actively involved in the management of the Company, the Company will suspend the Investment Period. If an acceptable replacement is not identified and approved by (i) the independent directors of the Company and (ii) the Unitholders subject to any requirements of the 1940 Act, within 90 days following the suspension of the Investment Period, the Investment Period shall terminate and all new investment activity shall cease.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Company’s directors must be persons who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to the Company or its Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to common units if asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, the Company must make provisions to prohibit any distribution to Unitholders or the repurchase of such securities or units unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of total assets for temporary purposes without regard to asset coverage. The Company may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restricts certain transactions by personnel. The codes of ethics generally do not permit investments by employees in securities that may be purchased or held by the Company. Each code of ethics is available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Privacy Policy

We are committed to maintaining the privacy of our unitholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we may have access to, how we protect that information and why, in certain cases, we may share such information with select other parties.

Generally, we do not receive any non-public personal information relating to our Unitholders, although certain non-public personal information of our Unitholders may become available to us. We do not disclose any non-public personal information about our Unitholders or former unitholders to anyone, except as permitted by law or as is necessary in order to service Unitholder accounts (for example, through a transfer agent or third party administrator).

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

Taxation of the Company

The Company elected to be treated as a RIC under Subchapter M of the Code for 2018 and intends to qualify for taxation as a RIC annually. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.

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

•	any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such years on which the Company paid no U.S. federal income tax.

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

Check-the-Box Election and Failure to be Taxed as a RIC

In connection with the intention to be taxed as a RIC, the Company filed a check-the-box election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company has elected, and expects to qualify to be treated as a RIC annually, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys capital and builds a portfolio. If the Company is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If the Company subsequently fails to qualify as a RIC, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

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

Item 1A. Risk Factors.

SUMMARY RISK FACTORS

General Risks Related to Investment Strategy

•	The success of the Company’s investments will depend on the successful implementation of its investment strategy.

•	The Company could be subject to the risks associated with investments in senior secured loans, subordinated loans, Mezzanine Securities (as defined below) and unsecured loans.

•	The Company’s loans may permit borrowers to prepay, which could affect the yield of the Company’s investments.

•	Terms and conditions of the Company’s loan agreements may be amended, modified or waived only by the agreement of the lenders.

•	The Company may make investments in loans, or securities backed by loans, that are or may be non-performing loans.

•	The Company’s success will depend, in part, on originating loans on advantageous terms.

•	Bank loans and corporate loans may not be readily marketable and may be subject to restrictions on resale.

•

The Company intends to make investments in the life sciences industry. Various segments of the life sciences industry are (or may become) (i) highly regulated, (ii) subject to frequent regulatory change and (iii) dependent upon various government or private insurance reimbursement programs.

•	The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally.

•	Periods of market volatility have occurred and could continue to occur in response to pandemics or other events.

•	The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19.

•	The Company may be unable to secure debt financing as a result of the COVID-19 pandemic or other economic disruptions.

•	The Company could be subject to the risks associated with use of leverage and otherwise incur indebtedness.

•	The Adviser will rely on information provided by internal sources and third parties when conducting due diligence.

•	Fixed and floating rate debt instruments are subject to the risks associated with change in interest rates.

•	Most of the Company’s Portfolio Investments at any given time are expected to be illiquid.

•	Economic sanction laws may prohibit investments in certain countries and with certain individuals and companies.

General Risks Related to the Company

•	There can be no guarantee of returns and Unitholders may lose all of their money by investing in the Company.

•

Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed. The Company is subject to management risk because the Adviser actively manages its investment portfolio.

•

If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio.

•	The Company’s assets are available to satisfy all liabilities and other obligations of the Company.

•	There is no assurance that the Adviser’s analysis of potential investments will take into consideration all appropriate factors.

•	The Company could be substantially adversely affected by the unfavorable performance of any single investment.

•	The Company must meet requirements to main its qualification as a RIC.

•	The Company will include in its income certain amounts that the Company has not yet received in cash.

•	The Company may distribute taxable dividends that are payable in part in its Units.

•	It is expected that the majority of the Company’s investments will not have market quotations available.

•	Securities that the Adviser believes are not valued correctly may not ultimately be valued as projected.

•	The Adviser may employ financial/analytical models that may not reflect actual results.

•	The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties.

•	The Company and/or the Adviser may enter into various indemnification agreements or arrangements with third parties.

•	A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment.

•	Unitholders could be subject to cybersecurity risks associated with electronic databases and communications.

Risks Related to RICs and BDCs

•	No assurance can be given that the Company will be able to maintain qualification as a RIC.

•	Unitholders will experience the increased risks pertaining to the Company’s use of leverage to partially finance its investments.

•	The Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain.

•	A BDC must carry investments at market value or at fair value, as determined in good faith by the Board.

•	At least 70% of a BDC’s assets must consist of “qualifying assets”.

Regulatory Risks Relating to the Company

•	The Company and its affiliates are substantially limited in their ability to co-invest in privately negotiated transactions.

•	The Company could be precluded from conducting Rule 506 Offerings (as defined below) due to “Bad Actor” restrictions.

•	The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act (as defined below).

Other Risks Related to Portfolio Investments

•

The Company could be subject to the risks associated with investments in high yield securities, corporate debt securities, convertible securities, preferred stock, reverse repurchase agreements, and distressed companies.

•	The Company could be subject to the risks associated with the use of warrants and rights.

•	The Company could be subject to the risks associated with the elimination of LIBOR.

•	The Company could be subject to the risks associated with the effect of an economic slowdown on Portfolio Investments.

•	The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings.

•	The Company could be subject to the risks associated with investments in zero-coupon bonds, deferred interest rate bonds and PIKs.

•

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

RISK FACTORS (CONTINUED)

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

Subordinated Loans. The Company may invest in subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists. In addition, the Company will be subject to the potential risks of foreclosure and ownership of underlying collateral described in “ —Senior Secured Loans” above.

Mezzanine Securities. The Company may invest in unsecured securities that are senior to common stock or other equity securities (“Mezzanine Securities”). Mezzanine Securities are subordinated to substantial amounts of senior debt, all or a portion of which may be secured. As a result, holders of Mezzanine Securities are generally not entitled to receive any payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the legal remedies available to holders of Mezzanine Securities are normally limited by restrictions benefiting senior creditors. In the event a company in which the Company holds Mezzanine Securities cannot generate adequate cash flow to meet senior debt service, the Company may suffer a partial or total loss of capital invested. Because issuers of Mezzanine Securities are often highly leveraged, their relatively high debt-to-equity ratios create increased risks that their operations will not be able to generate adequate cash flow to meet senior debt service.

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

Ability to Originate Loans on Advantageous Terms; Competition and Supply. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate all or a portion of one or more investments to certain other funds or accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors and/or third parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans or the prospects for successful repayment or a successful reorganization or similar action.

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

Risks Relating to Bank Loans and Corporate Loans. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks. See “—Investments in Smaller and Middle Market Companies” below.

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

Investments in Life Science Industry. Various segments of the life science industry are (or may become) (i) highly regulated at both the federal and state levels in the U.S. and internationally, (ii) subject to frequent regulatory change and (iii) dependent upon various government or private insurance reimbursement programs. While the Company may make investments in companies that comply with relevant laws and regulations, certain aspects of their operations may not have been subject to judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or an adverse change in the regulatory requirements or reimbursement programs, could have a material adverse effect on the operations of the companies in which the Company invests. Recent legislative changes have had, and will likely continue to have, a significant impact on the life science industry. In addition, various legislative proposals related to the life science industry are introduced from time to time at the U.S. federal and state level, and any such proposals, if adopted, could have a significant impact on the life science industry.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

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

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for the Company’s prospective portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its prospective portfolio companies. Any potential impact to the Company’s results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to the Company. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on the Company’s business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

The Company cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which the Company and its portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

The Company will also be negatively affected if the operations and effectiveness of the Company or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the Company and the fair value of the Company’s investments. These potential impacts, while uncertain, could adversely affect the Company’s and its portfolio companies’ operating results.

Capital Markets Uncertainty. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged in the U.K, South Africa and Brazil) has to date created significant disruption in supply chains and economic activity. Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events have limited and could continue to limit the Company’s investment originations, limit the Company’s ability to grow and have a material negative impact on the Company’s operating results and the fair values of its debt and equity investments.

In addition, due to the outbreak in the United States, certain personnel of the Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact the Company or its performance.

Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for the Company to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on the Company’s business. The debt capital that will be available to the Company in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what the Company would otherwise expect, including being at a higher cost in rising rate environments. If the Company is unable to raise debt, then its equity investors may not benefit from the potential for increased returns on equity resulting from leverage and the Company may be limited in its ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

General Credit Risk. The Company is subject to significant credit risk (i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (e.g., a swap counterparty) will be unwilling or unable to meet its obligations (see “—Counterparty Risk” below). Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Investments in stressed or distressed companies inherently have more credit risk than do similar investments in other companies. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser also expects to utilize various third parties that hold Company assets (such as the Custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “—Risks Related to Stressed and Distressed Investments” and “—High Yield Debt and Unrated Securities” below.

General Leverage Risks. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse or non-recourse basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “—Leveraged Companies” below.

The use of leverage has the potential to magnify the gains or the losses on investments and to make the Company’s returns more volatile. Moreover, if the Company is required to de-lever as a result of changing market conditions or otherwise, it may be forced to sell Portfolio Investments at inopportune times or at disadvantageous prices. On the other hand, while the Company will have the flexibility to use leverage, there can be no guarantee that leverage can be obtained, or obtained on terms and pricing the Adviser finds attractive, especially in the current market environment. As a result, prospective investors in the Company should recognize that Portfolio Investments may not be leveraged, or may be leveraged at an amount below any leverage level otherwise expected by the Adviser. Moreover, even if leverage can be arranged, the Company is not obligated to utilize such leverage and may do so at the sole discretion of the Adviser. Should leverage not be obtained or utilized by the Company, the returns for the Company may be lower than they would have been had such leverage been obtained and utilized.

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

Investments in Smaller and Middle Market Companies. The Company generally invests in smaller and middle market companies. While smaller and middle market companies generally have potential for rapid growth, they often involve higher risks because they may lack the management experience, financial resources, product diversification, competitive strength and access to capital of larger companies. In addition, in many instances, the frequency and volume of the trading of securities for such companies may be substantially less than is typical of larger companies. As a result, the securities of smaller and middle market companies may be subject to wider price fluctuations. When liquidating positions in smaller and middle market companies, the Company may have to sell portfolio holdings at discounts from quoted prices or may have to make a series of small transactions over an extended period of time. Investments in such companies may also be particularly difficult to analyze due to (among other factors) limited attention from analysts and large institutional investors, limited access to liquidity sources and, in certain cases, limited publicly available financial information. With respect to the Company’s investments in SME and similar loans, the Company may receive less borrower information, receive less collateral and be subject to heightened default risk as compared to loans made to other types of entities.

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

Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Portfolio Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

Counterparty Risk. The Company is exposed to counterparty risk when trading on a “delivery versus payment” basis, and at times a more significant level of counterparty risk to the extent it (among other things) uses over-the-counter derivatives, listed derivatives, and futures, enters into repurchase agreements, trades agency mortgage-backed securities in the To-Be-Announced market, lends its portfolio securities or allows a prime broker, if any, or an over-the-counter derivatives counterparty to retain possession of collateral and/or other assets. The Company may experience a loss to the extent certain transactions have increased in value but the counterparty fails to meet its contractual obligations, goes bankrupt, or otherwise experiences a business interruption; in addition, any such events may result in the complete or partial loss of any collateral posted as margin. The Company is not subject to any limits on its exposure to any one counterparty nor to a requirement that counterparties maintain a specific rating by a nationally recognized rating organization to be considered for potential transactions. To the extent that the Adviser’s view with respect to a particular counterparty changes (whether due to external events or otherwise), existing transactions are not required to be terminated or modified.

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

The Company’s ability to exercise remedies, such as the termination of transactions, netting of obligations and realization on collateral, in the event of an insolvency of its counterparties (or their affiliates) could be stayed or eliminated under new special resolution regimes adopted in the U.S., the European Union (“EU”) and various other jurisdictions. Such regimes provide government authorities with broad authority to conduct a resolution of a financial institution that is in danger of default. With respect to counterparties who are subject to such proceedings in the EU, the liabilities of such counterparties to the Company could be reduced, eliminated or converted to equity (sometimes referred to as a “bail in”). See also “—Changes to Derivatives Regulation” below.

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

Identification of Potential Investment Opportunities. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. See “—Regulatory Risks Relating to the Company” below.

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

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to the Company from its prospective portfolio companies, which could reduce cash available for distribution to Unitholders. If the Company violates certain covenants under its existing or future credit facilities or other leverage, the Company may be limited in its ability to make distributions. To the extent the Company makes distributions to Unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the Unitholder’s investment. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit the Company’s ability to pay distributions. There can be no assurances that the Company will pay distributions to Unitholders in the future.

In certain cases, the Company may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, the Company may have to sell some Portfolio Investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

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

The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. See “—Litigation and Related Risks Associated with Origination and Servicing” above. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings. See “—Risks Associated with Bankruptcy and Insolvency Cases” below.

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

The Company is required to indemnify the Adviser and its respective affiliates, each of the former, current and future shareholders, partners, members, other equity holders, officers, directors, employees, managers, trustees, agents and other representatives of the Adviser and its respective affiliates, and other persons set forth in the LLC Agreement as an “Indemnitee” for Claims (as defined in the LLC Agreement) that may accrue to or be incurred by an Indemnitee, in connection with any claim, demand, investigation, suit, proceeding or action in which an Indemnitee may become involved, as a party or otherwise, or with which an Indemnitee may be threatened, relating to or arising out of the investments or other activities of the Company, activities undertaken in connection with the Company, or otherwise relating to or arising out of the LLC Agreement or the Subscription Agreement, and otherwise as provided in the LLC Agreement or the Subscription Agreement. Such Claims may be material and have an adverse effect on the returns to the Unitholders. The Company may also provide broad indemnities, representations, warranties and covenants in connection with the acquisition, management and disposition of Portfolio Investments or otherwise in connection with the Company’s investment program.

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

While the Adviser employs various measures to address cybersecurity-related issues, the Adviser, the Administrative Coordinator, the Company and their respective Service Providers may nevertheless be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause the Adviser, the Company or their respective Service Providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other operational disruptions. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to Unitholders (and their beneficial owners) and material nonpublic information. The systems the Company has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Company’s and the Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders, material nonpublic information and other sensitive information in the Adviser’s possession.

A disaster or a disruption in the infrastructure that supports the Adviser’s business, including a disruption involving electronic communications or other services used by the Adviser or third parties with whom the Adviser conducts business, or directly affecting the Adviser’s headquarters, could have a material adverse impact on the Adviser’s ability to continue to operate its business without interruption. The Adviser’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse the Adviser for its losses, if at all.

Cybersecurity incidents may adversely impact the Company and its Unitholders. There is no guarantee that the Adviser, the Company and/or their respective Service Providers will be successful in protecting against cybersecurity incidents.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If the Adviser fails to comply with the relevant laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage.

The Company and its Service Providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Our Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Risks Related to RICs and BDCs

Failure to Qualify as a RIC. Although the Company has elected to be treated as a RIC, no assurance can be given that it will be able to maintain qualification as a RIC. To maintain qualification as a RIC, the Company must meet the following source-of-income, asset diversification, and distribution requirements.

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

Recognizing Income Before Receiving Cash. For U.S. federal income tax purposes, the Company will include in income certain amounts that the Company has not yet received in cash, such as the accrual of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not receive in cash.

To the extent the Company invests in OID instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•

An election to defer PIK interest payments by adding them to principal increases the Company’s gross assets and, thus, increases future base fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan; and

•	OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement to timely distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain its qualification as a RIC. In such a case, the Company may have to sell some of its Portfolio Investments at times the Company would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain such cash from other sources, the Company may fail to maintain its qualification as a RIC and thus be subject to corporate-level U.S. federal income tax.

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

Stock Dividend Considerations. The Company may distribute taxable dividends that are payable in part in its Units. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (the “IRS”), a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many Unitholders elect to receive cash, the cash available for distribution must be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in shares). In no event will any Unitholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such Unitholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. Because the Company is not currently a publicly offered RIC, its ability to rely on the revenue procedure and other guidance is uncertain. If the Company elects to pay a distribution in its own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. Unitholder may be required to pay tax with respect to such dividends in excess of any cash received. Furthermore, with respect to non-U.S. Unitholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Units.

Permissible Incurred Leverage. Leverage magnifies the potential for loss on investments and on invested equity capital. As the Company uses leverage to partially finance its investments, Unitholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Company’s Units to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on Units, scheduled debt payments or other payments related to securities. Leverage is generally considered a speculative investment technique.

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

To the extent the Company is constrained in its ability to issue debt or other senior securities, it will depend on issuances of capital interests to finance operations. As a BDC, the Company is generally not able to issue Units at a price below net asset value without first obtaining required approvals of Unitholders and independent directors in accordance with the conditions set forth in Section 63(2) of the 1940 Act. If the Company raises additional funds by issuing more common units or senior securities convertible into, or exchangeable for, common units, the percentage ownership of Unitholders at that time would decrease and Unitholders may experience dilution. In addition to issuing securities to raise capital as described above, the Company could, in the future, securitize loans to generate cash for funding new investments. An inability to successfully securitize its loan portfolio could limit the Company’s ability to grow its business, fully execute its business strategy and improve profitability.

Distribution and Asset Coverage Ratio Requirements. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to Unitholders. As a BDC, the Company is generally required to meet a coverage ratio of total assets to total senior securities, which would include all borrowings and any preferred units that it may issue in the future, of at least 150%. This requirement limits the amount that the Company may borrow. Because the Company will continue to need capital to grow its loan and investment portfolio, this limitation may prevent the Company from incurring debt and require the Company to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects to be able to borrow and to issue additional debt and equity securities, there is no assurance that debt and equity financing will be available on favorable terms or at all. In addition, as a BDC, the Company is not permitted to issue equity securities priced below net asset value without Unitholder and independent director approval in accordance with the conditions set forth in Section 63(2) of the 1940 Act. However, if the Company does obtain the necessary approvals to issue securities at prices below their net asset values, a Unitholder’s investment in the Company will experience dilution as a result of such issuance. If additional funds are not available, the Company could be forced to curtail or cease lending and investment activities, and net asset value could decrease.

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

Regulatory Risks Relating to the Company

Exemptive Relief. The Company and the other BDCs for which SCP is the Investment Adviser (Solar Capital Ltd. (Nasdaq: SLRC) (“SLRC”), Solar Senior Capital Ltd. (Nasdaq: SUNS) (“SUNS”), and SLR HC BDC LLC (“SLR HC” and, together with SLRC and SUNS, the “SCP BDCs”) are substantially limited in their ability to co-invest in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions with the SCP BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SCP BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SCP will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SCP and its affiliates, including the SCP BDCs, pursuant to the conditions of the Order.

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

On May 24, 2018, the President of the United States signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

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

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Uncertainty of the U.S. Political Climate. As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

The Company and its portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on the Company or its portfolio companies, intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition, if the Company does not comply with applicable laws and regulations, the Company could lose any licenses that it then holds for the conduct of business and could be subject to civil fines and criminal penalties.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

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

“Bad Actor” Restrictions for Private Placements Conducted Under Rule 506 of Regulation D. An issuer is precluded from conducting offerings that rely on the exemption from registration under the 1933 Act provided by Rule 506 of Regulation D (“Rule 506 Offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC, (b) final orders from the CFTC, U.S. Federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct, (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons, (d) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the U.S. federal securities laws, (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member, and (f) U.S. Postal Service false representation orders.

A disqualification will occur only in the case of a disqualifying event of a covered person that occurs on or after September 23, 2013, although issuers must disclose to potential investors in a Rule 506 Offering disqualifying events of covered persons that occurred before September 23, 2013. The rule provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care could not have known, that the issuer or any other covered person had a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.

The Adviser has made, and on a periodic basis will continue to make, inquiries into whether any persons that the Adviser has determined to be affiliated issuers have been subject to any disqualifying events; however, in some circumstances the Adviser’s ability to determine whether the Company would be disqualified from relying on Rule 506 may depend on cooperation of third parties over whom the Company may have limited control and influence.

If any of the Adviser’s covered persons, including any affiliated issuer of the Company, is subject to a disqualifying event, the Company could lose the ability to raise capital in a future Rule 506 offering for a significant period of time and the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Documentation of Internal Controls. The Company is obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Company is not required to comply with all of the requirements under Section 404 until the date it is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that they will eventually be required to meet. Specifically, the Company is required to conduct annual management assessments of the effectiveness of its internal controls over financial reporting. However, the Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until the date it is no longer an emerging growth company under the JOBS Act.

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

Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. See “—General Credit Risk” above.

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

Preferred Securities Risk. In addition to credit risk, investment in preferred stocks involves certain other risks. Certain preferred stocks contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns preferred stock that is deferring its distribution, the Company may be required to report income for U.S. federal income tax purposes despite the fact that it is not receiving current income on this position. Preferred stock often is subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred stock is subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Preferred stock may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

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

Regulatory Risk. The derivatives market is subject to various risks related to existing as well as new and evolving regulation both within and outside the U.S. Additional regulation of the derivatives markets may make derivatives more costly, may limit the availability of derivatives, or may otherwise adversely affect the value or performance of derivatives. Any such adverse future developments could impair the effectiveness of a Company’s derivatives transactions and cause the Company to lose value. They may also render certain strategies in which the Company might otherwise engage impossible or so costly that they will no longer be economical to implement. See “—Changes to Derivatives Regulation” above.

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

Swaps are either subject to a bilateral agreement with a counterparty or are cleared through a central clearing organization. To the extent the Company enters into swaps, forwards, options and other transactions that are not cleared by a central clearing organization, counterparty exposures can develop and the Company takes the risk of nonperformance by the other party on the contract (see “—Counterparty Risk” above). Swaps, futures, options and other instruments that are cleared by a central clearing organization, which generally are supported by guarantees of the clearing organization’s members, daily marking-to-market and settlement and segregation and minimum capital requirements applicable to intermediaries, are subject to different risks, including the creditworthiness of the central clearing organization and its members.

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

Futures Contracts. A futures contract involves an agreement to buy and sell a specific quantity of an asset at a predetermined price on a future date. In general, futures contracts give rise to risks similar to those associated with derivatives transactions. Prior to exercise or expiration, a futures position typically can be terminated only by entering into an offsetting transaction, which requires a liquid secondary market on the exchange on which the original position was established. If a liquid secondary market does not exist, the Company may be unable (or delayed in its ability to) liquidate a position. Liquidity may also be impacted by “daily price fluctuation limits” (which limit trading to prices within an established range), trading halts, suspensions, exchange or clearing house equipment failures, government intervention, insolvency of a brokerage firm, clearing house or exchange or other disruptions of normal trading activity. The successful use of futures for speculative purposes is subject to the ability to predict correctly movements in the direction of the relevant market, and, to the extent the transaction is entered into for hedging purposes, to ascertain the appropriate correlation between the transaction being hedged and the price movements of the futures contract (see “—Hedging Transactions and Related Risks” above).

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

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations in the Company’s portfolio or extensions of credit held by or due to the Company.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions or credit held by or due to the Company or on the Company’s overall financial condition or results of operations.

Risks Related to Stressed and Distressed Investments. The Company may invest, on an active or opportunistic basis, in bonds, loans, notes and other obligations and securities, including derivatives relating to any of the foregoing, of issuers experiencing, or expected to experience, financial stress or distress, which may include supporting and/or participating in the provision of debtor-in-possession or rescue loans. Such Portfolio Investments may trade significantly below par, are considered speculative, and entail substantial inherent risks (which are generally significantly higher than the risks involved in investing in other companies). In particular, defaulted obligations might be repaid, if at all, only after lengthy workout or bankruptcy proceedings, during which the issuer might not receive, or even accrue, any interest or other payments; the amount of any recovery may be affected by the relative security of the Company’s investment in the issuer’s capital structure; and the recovery could be in the form of instruments or interests different from the instrument or interest providing the basis for the claim and on terms that may differ from prevailing market terms for similar instruments or interests. In addition, such Portfolio Investments are more likely to be challenged as fraudulent conveyances, and amounts paid on the Portfolio Investments may be subject to avoidance as a preference under certain circumstances. See “—Fraudulent Conveyance and Preference Considerations” and “—Risks Associated with Bankruptcy and Insolvency Cases” below.

Risks Related to Economic Recessions. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. The global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods have seen a downturn in production due to the suspension of business and temporary closure of factories globally in an attempt to curb the continued spread of the virus. As a result of these disruptions, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

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

Risks Related to Portfolio Investment Monitoring and Involvement. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. See “—Control Positions” below. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the shareholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.

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

Lack of Control over Investments. The Company expects to invest in debt securities, but may hold a non-controlling interest in one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the Board. In addition, the management of the company or its shareholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling interest may be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

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

The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding. See “—Lender Liability Considerations and Equitable Subordination” below.

Lender Liability Considerations and Equitable Subordination. In recent years, a number of judicial decisions in the U.S. have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim against a borrower of a creditor, including a lending institution, to claims of other creditors of the borrower when the creditor is found to have engaged in unfair, inequitable or fraudulent conduct. There can be no assurance as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire such claims engaged in any such conduct and, if it did, as to whether the Company would be subject to claims that the Company’s Portfolio Investments should be equitably subordinated based on such conduct. Because of the nature of certain of the Company’s Portfolio Investments, the Company could be subject to allegations of lender liability or to claims that the Company’s Portfolio Investments should be equitably subordinated.

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

The Company may invest in bank debt or other indebtedness issued by a borrower which is guaranteed by other entities within the borrower’s corporate family. In such circumstances, the borrower often has little or no assets other than the stock of its subsidiaries and, as a result, any recovery is often available only, if at all, from the entities that guaranteed the indebtedness. There is a risk, however, that the obligations of such guarantors and any security interests or other liens issued by the guarantors to secure such obligations may be avoided as fraudulent conveyances in the event that a court were to determine that such guarantors did not receive reasonably equivalent value in exchange for the issuance of the guarantees and for the security interests or other liens. A court could determine that the guarantors did not receive reasonably equivalent value or fair consideration in incurring the obligations and granting the security interests or other liens despite the existence of “indirect” benefits to the guarantors, such as the strengthening of the corporate enterprise in the transaction. Additionally, provisions in guarantees and other similar documents governing similar obligations by which fraudulent conveyance exposure is sought to be reduced or eliminated, such as so-called “savings clauses,” may not be enforceable. As a result, the Company’s Portfolio Investment in corporate bank debt or other indebtedness could be subject to avoidance as a fraudulent conveyance.

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

Portfolio Investment Risk. The Company’s Portfolio Investments (some of which are expected to be in stressed and distressed companies or represent “special situations”) may involve a high degree of business and financial risk. See “—Risks Related to Stressed and Distressed Investments” above and “—‘Special Situation’ Investment Risks” below. Portfolio Investments may be in early stages of development, may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Portfolio Investments will also include companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, many of them will have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. In addition, Portfolio Investments in which the Company expects to invest may be required to comply with numerous U.S. and non-U.S. statutory and regulatory standards. A Portfolio Investment could be materially and adversely affected as a result of statutory or regulatory changes or changes in judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Investment, the markets in which such Portfolio Investment operates or such Portfolio Investment’s industry generally.

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

Zero-Coupon Bonds, Deferred Interest Rate Bonds and Payment-In-Kind Securities. Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. PIK securities are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.

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

Pooled Investment Vehicles and Pass-through Entities. The Company may invest or take short positions in pooled investment vehicle and pass-through entities, including affiliated or third-party unregistered investment vehicles, investment companies registered under the 1940 Act (including exchange-traded funds and closed-end companies) and master limited partnerships (“Pooled Investment Vehicles”). To the extent the Company invests directly in Pooled Investment Vehicles and other “pass-through” entities which are treated as partnerships for U.S. federal income taxation purposes, the Company must rely on such vehicles to deliver to it certain tax information that is necessary to complete the Company’s own tax returns. If this information is not delivered to the Company in a timely fashion, the Company will be delayed in providing tax information to the investors.

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

Risks Related to Disposition of Investments. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, initial public offerings, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. See, for example, “—Risks Relating to Bank Loans and Corporate Loans” above. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.

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

Holders

As of February 22, 2021, there was 1 holder of record of our Units.

Recent Sales of Unregistered Securities

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Issuer Repurchases of Equity Securities

None.

Distributions

Tax characteristics of all distributions will be reported to unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to unitholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to unitholders.

We cannot assure unitholders that they will receive any distributions at a particular level.

Item 6. Selected Financial Data

The selected financial information and other data presented below should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. Financial information is presented for the fiscal years ended December 31, 2020, December 31, 2019 and the period August 1, 2018 (date of sale of units to the Adviser) to December 31, 2018. The selected historical financial data has been derived from our financial statements, which are included elsewhere in this Form 10-K.

($ in thousands, except per unit data)	Year ended December 31, 2020	Period March 12, 2019 through December 31, 2019	Period ended December 31, 2018
Income statement data:
Total investment income	$11,787	$5,468	$—
Total expenses	$6,241	$5,695	$—
Net investment income (loss)	$5,546	$(227)	$—
Net realized gain	$151	$76	$—
Net change in unrealized gain	$383	$654	$—
Net increase in net assets resulting from operations	$6,080	$503	$—
Per unit data:
Net investment income (loss) (1)	$0.64	$(0.07)	$—
Net realized and unrealized gain (1)	$0.06	$0.22	$—
Dividends and distributions declared	$0.76	$—	$—
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Balance sheet data:
Total investment portfolio	$165,364	$120,482	$—
Cash and cash equivalents	$30,545	$34,186	$1
Total assets	$196,558	$155,668	$1
Debt	$76,550	$76,050	$—
Net assets	$96,142	$49,696	$1
Per unit data:
Net asset value per unit	$10.03	$10.03	$10.00
Other data (unaudited):
Number of portfolio companies at period end	27	19	—

(1)

The per-unit calculations are based on weighted average units of 8,695,917, 3,243,482 and 100 for the years ended December 31, 2020, December 31, 2019 and the period August 1, 2018 (date of sale of units to the Adviser) to December 31, 2018, respectively.

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

•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K and in our other filings with the SEC.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $0.5 million. Accordingly, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in 2019.

Portfolio and Investment Activity

During the year ended December 31, 2020, we invested approximately $91.5 million across 21 portfolio companies. This compares to investing approximately $131.6 million across 21 portfolio companies for the year ended December 31, 2019. Investments sold or prepaid during the year ended December 31, 2020 totaled approximately $48.1 million versus approximately $12.2 million for the year ended December 31, 2019.

At December 31, 2020, our portfolio consisted of 27 portfolio companies and was invested 100.0% directly in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 19 portfolio companies invested 100.0% directly in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value, at December 31, 2019.

At December 31, 2020, 98.2% of our income producing investment portfolio was floating rate and 1.8% was fixed rate, measured at fair value. At December 31, 2019, 97.5% of our income producing investment portfolio was floating rate and 2.5% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of December 31, 2020, the Company held $76.6 million of senior securities, for an asset coverage ratio of 225.6%.

Taxation as a Regulated Investment Company (“RIC”)

The Company elected to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

Results of Operations

Results are shown for the fiscal years ended December 31, 2020 and December 31, 2019. There were no material operations during the period ended December 31, 2018.

Investment Income

For the fiscal years ended December 31, 2020 and 2019, gross investment income totaled $11.8 million and $5.5 million, respectively. The increase in investment income year over year is due to an increase in the size of the income producing portfolio as the Company continues to ramp toward its targeted investment portfolio size. Additionally, the volatility and disruption to the global economy and capital markets from the COVID-19 pandemic reduced the volume of our investment activity during much of the year, particularly in the second and third quarters, thus negatively impacting investment income for the period.

Expenses

Expenses totaled $6.2 million and $5.7 million, respectively, for the fiscal years ended December 31, 2020 and December 31, 2019, of which $1.9 million and $1.0 million, respectively, were management fees and administration fees and $3.7 million and $3.5 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.7 million and $1.2 million, respectively, for the fiscal years ended December 31, 2020 and 2019. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The increase in expenses year over year was generally due to an increase in the size of the portfolio, leading to an increase in management fees, administration fees and interest expense.

Net Investment Income (Loss)

The Company’s net investment income (loss) totaled $5.5 million and ($0.2) million, or $0.64 and ($0.07) per average unit, respectively, for the fiscal years ended December 31, 2020 and 2019.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $48.1 and $12.2 million, respectively, for the fiscal years ended December 31, 2020 and 2019. Net realized gains over the same period totaled $0.2 million and $0.1 million, respectively. Net realized gains for fiscal year 2020 were primarily related to the sale of select assets. Net realized gains for fiscal year 2019 were primarily related to the exit of our investments in Centria Healthcare LLC and Tetraphase Pharmaceuticals, Inc.

Net Change in Unrealized Gain

For the fiscal years ended December 31, 2020 and 2019, net change in unrealized gain on the Company’s assets totaled $0.4 million and $0.7 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2020 is primarily due to appreciation on our investments in RxSense Holdings LLC, Galway Partners Holdings, LLC and ENS Holdings III Corp. & ES Opco USA LLC, among others, partially offset by the reversal of previous recorded unrealized appreciation on our investments in Kingsbridge Holdings, LLC, MRI Software LLC and Enhanced Capital Group, LLC among others. Net unrealized gain for the fiscal year ended December 31, 2019 is primarily due to appreciation on our investments in Kingsbridge Holdings, LLC, KORE Wireless Group, Inc. and Edgewood Partners Holdings, LLC, among others, partially offset by unrealized depreciation on our investment in US Radiology Specialists, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal years ended December 31, 2020 and 2019, the Company had a net increase in unitholders’ capital resulting from operations of $6.1 million and $0.5 million, respectively. For the same period, income per average unit was $0.70 and $0.15, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to December 31, 2020, on a net basis, the Company sold and issued 9,586,174 common units at an average price of $9.93 per unit, for net proceeds of $96.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $229.5 million at December 31, 2020.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. There were $53.1 million of borrowings outstanding as of December 31, 2020 under the SPV Facility.

Revolving credit facility due March 2021 (the “Subscription Facility”)—On March 12, 2019, the Company established the $35 million Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35 million to $50 million. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $23.5 million of borrowings outstanding as of December 31, 2020 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $20 million of cash equivalents as of December 31, 2020.

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

	Payments due by Period as of December 31, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$76.6	$23.5	$53.1	$—	$—

(1)	At December 31, 2020, we had a total of $48.4 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020	December 31, 2019
(in millions)
Smile Doctors LLC.	$11.4	$—
MRI Software LLC.	5.4	1.5
RSC Acquisition, Inc.	3.9	—
Higginbotham Insurance Agency, Inc	1.8	—
Worldwide Facilities, LLC.	1.6	2.8
RxSense Holdings, LLC.	1.5	—
World Insurance Associates, LLC.	1.4	—
Kindred Biosciences, Inc. .	1.3	2.7
Neuronetics, Inc.	1.3	—
Drilling Info Holdings, Inc	1.3	—
Trinity Partners, LLC	0.9	—
Centrexion Therapeutics, Inc.	0.7	1.5
ENS Holdings III Corp. & ES Opco USA LLC	0.7	1.8
Pinnacle Treatment Centers, Inc. ..	0.6	—
Basic Fun, Inc	0.5	—
Rubius Therapeutics, Inc. .	—	2.6
MSHC, Inc	—	1.6
Cerapedics, Inc.	—	1.1
Enhanced Capital Group, LLC	—	0.5
Alimera Sciences, Inc.	—	0.2

Total Commitments	$34.3	$16.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Distributions

The following table reflects the cash distributions per unit for the two most recent fiscal years:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal 2020
December 30, 2020	December 30, 2020	January 29, 2021	$0.18
December 30, 2020	December 30, 2020	January 27, 2021	0.18
November 18, 2020	November 18, 2020	November 18, 2020	0.15
August 27, 2020	August 27, 2020	August 27, 2020	0.12
June 2, 2020	June 2, 2020	June 2, 2020	0.06

Total 2020			$0.69

Fiscal 2019 – No distributions

(1)	Per unit amounts are rounded.

Tax characteristics of all distributions will be reported to unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to unitholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to unitholders.

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

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities, Solar Senior Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments, as well as SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd., Solar Senior Capital Ltd. and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the fiscal year ended December 31, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the

1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$0.01	$(0.01)

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	95
Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019	96
Consolidated Statements of Operations for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018 (unaudited)	97
Consolidated Statements of Changes in Unitholders’ Capital for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018 (unaudited)	98
Consolidated Statements of Cash Flows for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018 (unaudited)	99
Consolidated Schedules of Investments as of December 31, 2020 and 2019	100
Notes to Consolidated Financial Statements	106

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year ended December 31, 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period March 12, 2019 to December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Unaudited Prior Period Consolidated Financial Statements

The accompanying consolidated statements of operations, changes in unitholders’ capital, and cash flows for the period August 1, 2018 (date of initial sale of units to the Adviser) through December 31, 2018, and the related notes were not audited by us and, accordingly, we do not express an opinion on them.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

February 24, 2021

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $164,327 and $119,828, respectively)	$165,364	$120,482
Cash	10,545	4,217
Cash equivalents (cost: $20,000 and $29,969, respectively)	20,000	29,969
Interest receivable	627	813
Receivable for investments sold	4	110
Other receivable	—	57
Prepaid expenses	18	20

Total assets	$196,558	$155,668

Liabilities
Revolving credit facility due March 2021 (the “Subscription Facility”) ($23,500 and $44,100 face amounts, respectively, reported net of unamortized debt issuance costs of $41 and $252, respectively. See note 5)	$23,459	$43,848
Revolving credit facility due February 2023 (the “SPV Facility”) ($53,050 and $31,950 face amounts, respectively, reported net of unamortized debt issuance costs of $838 and $1,227, respectively. See note 5)	52,212	30,723
Payable for cash equivalents purchased	20,000	29,969
Distribution payable	3,378	—
Management fee payable (see note 3)	143	401
Administration fee payable (see note 3)	32	34
Interest payable (see note 5)	507	754
Other liabilities and accrued expenses	685	243

Total liabilities	$100,416	$105,972

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ capital (9,586,174 and 4,955,621 units, respectively, issued and outstanding. See note 2f)	96,182	49,193
Accumulated distributable earnings (loss)	(40)	503

Total unitholders’ capital	$96,142	$49,696

Total liabilities and unitholders’ capital	$196,558	$155,668

Net asset value per unit	$10.03	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations

(in thousands, except unit amounts)

	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments	$11,609	$5,463	$—
Other income from non-controlled/non-affiliated investments	178	5	—

Total investment income	11,787	5,468	—

Expenses:
Management fees (see note 3)	$1,773	$965	$—
Administration fees (see note 3)	118	49	—
Interest and other credit facility expenses (see note 5)	3,657	3,506	—
Other general and administrative expenses	693	1,175	—

Total expenses	6,241	5,695	—

Net investment income (loss)	$5,546	$(227)	$—

Realized and unrealized gain on investments and cash equivalents:
Net realized gain on non-controlled/non-affiliated investments and cash equivalents	$151	$76	$—
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	383	654	—

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	534	730	—

Net Increase in Unitholders’ Capital Resulting From Operations	$6,080	$503	$—

Net Income Per Unit	$0.70	$0.15	$—

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$5,546	$(227)	$—
Net realized gain	151	76	—
Net change in unrealized gain	383	654	—

Net increase in unitholders’ capital resulting from operations	6,080	503	—

Distributions to unitholders (see note 9):
From distributable earnings	(6,633)	—	—

Increase (decrease) in unitholders’ capital resulting from capital activity (see note 7):
Contributions	47,000	60,500	1
Repurchases	—	(11,000)	—
Less offering costs	—	(308)	—
Cancellation	(1)	—	—

Net increase in unitholders’ capital resulting from capital activity	46,999	49,192	1

Total increase in unitholders’ capital	46,446	49,695	1
Unitholders’ capital, beginning of period	49,696	1	—

Unitholders’ capital, end of period	$96,142	$49,696	$1

Capital unit activity (see note 7):
Units issued	4,630,653	6,074,544	100
Units repurchased	—	(1,119,023)	—
Units canceled	(100)	—	—

Net increase from capital unit activity	4,630,553	4,955,521	100

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows

(in thousands)

	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019	For the period August 1, 2018† to December 31, 2018 (unaudited)
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$6,080	$503	$—
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(151)	(76)	—
Net change in unrealized (gain) loss on investments	(383)	(654)	—
(Increase) decrease in operating assets:
Purchase of investments	(91,509)	(131,636)	—
Proceeds from disposition of investments	47,913	12,190	—
Net accretion of discount on investments	(730)	(306)	—
Capitalization of payment-in-kind interest	(22)	—	—
Receivable for investments sold	106	(110)	—
Interest receivable	186	(813)	—
Other receivables	57	(57)	—
Prepaid expenses	2	(20)	—
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(9,969)	29,969	—
Management fee payable	(258)	401	—
Administration fee payable	(2)	34	—
Interest payable	(247)	754	—
Other liabilities and accrued expenses	442	243	—

Net Cash Provided by (Used in) Operating Activities	(48,485)	(89,578)	—

Cash Flows from Financing Activities:
Contributions from unitholders	47,000	60,500	1
Repurchases from unitholders	—	(11,000)	—
Cancellation of units	(1)	—	—
Cash distributions paid	(3,255)	—	—
Offering costs	—	(308)	—
Deferred financing costs	600	404	—
Proceeds from borrowings	138,800	152,067	—
Repayments of borrowings	(138,300)	(77,900)	—

Net Cash Provided by Financing Activities	44,844	123,763	1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,641)	34,185	1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,186	1	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,545	$34,186	$1

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,904	$2,752	$—

*	Commencement of operations
†	Date of initial sale of units to the Adviser

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 172.0%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,970	$3,968
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	4,004	4,075	4,063
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	1,422	1,402	1,401
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,218	3,236
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,723	4,787	4,794
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.65%	1/31/2020	7/30/2023- 7/30/2025	14,271	13,932	14,022
Enhanced Permanent Capital, LLC(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	3,898	3,786	3,786
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,649	7,517	7,610
Galway Partners Holdings, LLC (fka Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	24,958	24,619	24,958
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,436	6,341	6,340
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,802	1,802
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.75%	3/12/2019	12/21/2024	14,254	14,042	14,253
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	8,391	8,310	8,307
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,070	3,071
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,608	4,575	4,608
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	1,251	1,215	1,214
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.65%	3/12/2019	12/21/2023	7,872	7,947	7,961
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,339	10,155	10,339
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	922	923
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,495	3,492
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	1,408	1,380	1,379
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,944	6,938
Trinity Partners, LLC(2)	Professional Services	L+525	1.00%	6.25%	12/11/2020	2/1/2025	2,677	2,650	2,650
World Insurance Associates, LLC(2)	Insurance	L+550	1.00%	6.50%	10/12/2020	4/1/2026	13,097	12,714	12,704
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.65%	9/13/2019	9/5/2026	8,558	8,410	8,515

Total Bank Debt/Senior Secured Loans								$164,277	$165,334

Common Equity/Equity Interests/Warrants — 0.0%							Shares/Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	14
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	16

Total Common Equity/Equity Interests/Warrants								$50	$30

Total Investments(5) — 172.0%								$164,327	$165,364

Cash Equivalents — 20.8%							Par Amount
U.S. Treasury Bill	Government				12/31/2020	2/23/2021	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 192.8%								$184,327	$185,364
Liabilities in Excess of Other Assets — (92.8%)									(89,222)

Net Assets — 100.0%									$96,142

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2020

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2020.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 12.8% of the total assets of the Company.

(5)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $348; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,097 and $1,445, respectively, based on a tax cost of $165,712. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2020

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2020
Insurance	32.5%
Pharmaceuticals	10.8%
Health Care Equipment & Supplies	9.3%
Wireless Telecommunication Services	8.6%
IT Services	8.5%
Diversified Consumer Services	6.3%
Specialty Retail	5.1%
Software	5.0%
Trading Companies & Distributors	4.6%
Health Care Providers & Services	2.8%
Capital Markets	2.3%
Diversified Financial Services	1.8%
Professional Services	1.6%
Personal Products	0.8%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.3%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,710	$3,710	$3,710
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	—	9.19%	3/15/2019	9/1/2023	4,004	4,013	4,004
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	2,465	2,449	2,443
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	3,674	3,691	3,692
Edgewood Partners Holdings, LLC(2)	Insurance	L+425	1.00%	6.05%	3/12/2019	9/8/2024	25,215	24,796	24,963
Enhanced Capital Group, LLC(2)	Capital Markets	L+550	1.00%	7.20%	6/28/2019	6/28/2024	3,968	3,914	3,968
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	6,582	6,450	6,450
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,787	1,788
Kingsbridge Holdings, LLC (2)	Multi-Sector Holdings	L+700	1.00%	9.09%	3/12/2019	12/21/2024	12,938	12,763	12,938
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	3/12/2019	12/21/2024	14,399	14,142	14,291
MRI Software LLC(2)	Software	L+575	1.00%	7.55%	7/23/2019	6/30/2023	12,798	12,679	12,798
MSHC, Inc. (Service Logic)(2)	Commercial Services & Supplies	L+425	1.00%	5.96%	6/27/2019	12/31/2024	4,346	4,325	4,324
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	7.19%	3/12/2019	12/21/2023	5,248	5,266	5,274
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	917	917
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650	2.48%	8.98%	7/25/2019	7/1/2024	4,118	4,101	4,118
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475	1.00%	6.55%	3/12/2019	1/1/2024	4,502	4,474	4,412
Worldwide Facilities, LLC (2)	Insurance	L+450	—	6.21%	9/13/2019	9/5/2026	7,437	7,292	7,363

Total Bank Debt/Senior Secured Loans								$119,768	$120,453

Common Equity/Equity Interests/Warrants — 0.1%							Shares/Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		41,078	21	15
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	14
Tetraphase Pharmaceuticals, Inc. Warrants(4)†	Pharmaceuticals				3/12/2019		2,762	16	—

Total Common Equity/Equity Interests/Warrants								$60	$29

Total Investments(5) — 242.4%								$119,828	$120,482

Cash Equivalents — 60.3%							Par Amount
U.S. Treasury Bill	Government				12/31/2019	1/28/2020	$30,000	$29,969	$29,969

Total Investments & Cash Equivalents — 302.7%								$149,797	$150,451
Liabilities in Excess of Other Assets — (202.7%)									(100,755)

Net Assets — 100.0%									$49,696

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2020

(in thousands, except unit amounts)

Note 1. Organization

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on May 18, 2018. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of December 31, 2020, $96,500 of capital commitments were drawn and $229,500 were unfunded.

The Company has implemented a corporate lending strategy focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, loan sizes of $100,000 to $300,000 to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25,000 and $100,000) across the United States. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features and/or other types of unfunded commitments.

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

December 31, 2020

(in thousands, except unit amounts)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

(f)

Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2020, $10 was reclassified on our balance sheet between accumulated distributable net loss and common unitholders’ capital. Total earnings and net asset value are not affected.

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

December 31, 2020

(in thousands, except unit amounts)

qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

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

December 31, 2020

(in thousands, except unit amounts)

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

In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

Upon liquidation of the Company, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative incentive fees in excess of the incentive fees that would have been payable to the Adviser on an aggregate basis covering all transactions of the Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its incentive fees. In addition, the Adviser will apply an interim incentive fee adjustment at the end of each fiscal year so that, in the event of any over-distribution of incentive fee to the Adviser (measured with respect to each Unitholder using the fair value of the Company’s portfolio at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as an incentive fee, shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such incentive fee) has been eliminated.

For the year ended December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019, the Company incurred $1,773 and $965, respectively, in Management Fees, $118 and $49, respectively, in Administration Fees and $0 and $0, respectively in Incentive Fees.

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

December 31, 2020

(in thousands, except unit amounts)

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2020 and December 31, 2019:

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$165,334	$165,334
Common Equity/Equity Interests/Warrants	—	—	30	30

Total Investments	$—	$—	$165,364	$165,364

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$120,453	$120,453
Common Equity/Equity Interests/Warrants	—	—	29	29

Total Investments	$—	$—	$120,482	$120,482

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2020:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2019	$120,453	$29	$120,482
Total gains or losses included in earnings:
Net realized gain (loss)	173	(17)	156
Net change in unrealized loss	371	12	383
Purchase of investment securities	92,255	6	92,261
Proceeds from dispositions of investment securities	(47,918)	—	(47,918)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2020	$165,334	$30	$165,364

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$365	$(5)	$360

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

December 31, 2020

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$165,334	Income Approach	Market Yield	5.0% – 16.4% (7.1%)

Common Equity/Equity Interests/Warrants	Asset	$30	Market Approach	Volatility	22.9% - 22.9% (22.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2019 is summarized in the table below:

	Fair Value at December 31, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$120,453	Income Approach	Market Yield	6.3% – 11.2% (8.0%)

Common Equity/Equity Interests/Warrants	$29	Market Approach	Volatility	14.6% –14.6% (14.6%)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. There were $53,050 of borrowings outstanding as of December 31, 2020 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The stated interest rate on the Subscription Facility is LIBOR plus 2.90% and the current final maturity date is March 12, 2021. On June 24, 2019, the Company entered into an amendment, increasing commitments from $35,000 to $50,000. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $23,500 of borrowings outstanding as of December 31, 2020 under the Subscription Facility.

The average annualized interest cost for borrowings for the year ended December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019 was 3.9% and 5.2%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the year ended December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019 was $90,750 and $76,150, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of December 31, 2020 and December 31, 2019 is $34,315 and $16,282, respectively, comprised of the following:

	December 31, 2020	December 31, 2019

Smile Doctors LLC.	$11,398	$—
MRI Software LLC.	5,432	1,527
RSC Acquisition, Inc	3,902	—
Higginbotham Insurance Agency, Inc	1,812	—
Worldwide Facilities, LLC.	1,554	2,751
RxSense Holdings, LLC.	1,515	—
World Insurance Associates, LLC.	1,412	—
Kindred Biosciences, Inc. .	1,345	2,689
Neuronetics, Inc.	1,310	—
Drilling Info Holdings, Inc	1,252	—
Trinity Partners, LLC	907	—
Centrexion Therapeutics, Inc.	739	1,479
ENS Holdings III Corp. & ES Opco USA LLC	696	1,811
Pinnacle Treatment Centers, Inc. ..	542	—
Basic Fun, Inc. ..	499	—
Rubius Therapeutics, Inc	—	2,624
MSHC, Inc	—	1,640
Cerapedics, Inc.	—	1,050
Enhanced Capital Group, LLC	—	493
Alimera Sciences, Inc.	—	218

Total Commitments	$34,315	$16,282

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in unitholders’ capital were as follows:

	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019
Units at beginning of period	4,955,621	100
Units issued	4,630,653	6,074,544
Units repurchased	—	(1,119,023)
Units canceled	(100)	—

Units issued and outstanding at end of period	9,586,174	4,955,621

*	Commencement of operations

Note 8. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2020, the period March 12, 2019 (commencement of operations) to December 31, 2019 and the period August 1, 2018 (date of initial sale of units to the Adviser) to December 31, 2018:

		For the period	For the period
	For the year ended December 31, 2020	March 12, 2019* to December 31, 2019	August 1, 2018† to December 31, 2018
Per Unit Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.00	$10.00

Net investment income (loss)	0.65	(0.07)	—
Net realized and unrealized gain	0.11	0.22	—

Net increase in unitholders’ capital resulting from operations	0.76	0.15	—
Offering costs	—	(0.12)	—
Distributions to unitholders:
From net investment income	(0.76)	—	—

Net asset value per unit, end of period	$10.03	$10.03	$10.00

Total Return (b)(c)	6.29%	0.39%	0.00%

Unitholders’ capital, end of period	$96,142	$49,696	$1

Units outstanding, end of period	9,586,174	4,955,621	100

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	6.35%	(0.71)%	0.00%

Operating expenses	2.96%	6.80%	0.00%
Interest and other credit facility expenses	4.18%	10.89%	0.00%

Total expenses	7.14%	17.69%	0.00%

Average debt outstanding	$64,742	$52,864	$—
Portfolio turnover ratio	32.8%	15.2%	0.0%

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the year ended December 31, 2020 and the period March 12, 2019 through December 31, 2019 were 8,695,917 and 3,243,482, respectively.

(b)	Total return is based on the change in net asset value during the period and takes into account distributions, if any. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations
†	Date of initial sale of units to the Adviser

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the fiscal year ended December 31, 2020 were as follows(1):

	2020
Ordinary income	$6,474	97.6%
Capital gains	159	2.4%
Return of capital	—	0.0%

Total distributions	$6,633	100.0%

There were no distributions for the period March 12, 2019 (commencement of operations) to December 31, 2019.

As of December 31, 2020 and 2019 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2020	2019
Undistributed ordinary income	$382	$844
Undistributed long-term net capital gains	—	—

Total undistributed net earnings	382	844
Post-October capital losses	—	—
Capital loss carryforward	—	—
Other book/tax temporary differences	(74)	(79)
Net unrealized appreciation	(348)	(262)

Total tax accumulated earnings (loss)	$(40)	$503

(1)

Tax information for the the fiscal year ended December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax return for federal tax year 2019 remains subject to examination by the Internal Revenue Service and the state department of revenue.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2020

(in thousands, except unit amounts)

Note 9(b). Other Tax Information (unaudited)

For the fiscal year ended December 31, 2020, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2020, 98.50%, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2020, 3.71% of the distributions represent short-term capital gains dividends.

Note 10. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2020	$3,164	0.33	$1,657	0.17	$700	0.07	$2,357	0.25
September 30, 2020	2,803	0.29	1,417	0.15	987	0.10	2,404	0.25
June 30, 2020	2,761	0.29	1,309	0.14	3,674	0.38	4,983	0.52
March 31, 2020	3,059	0.51	1,164	0.19	(4,828)	(0.80)	(3,664)	(0.61)

December 31, 2019	$2,125	0.52	$202	0.05	$345	0.08	$547	0.13
September 30, 2019	1,831	0.64	48	0.02	112	0.04	160	0.06
June 30, 2019	1,322	0.46	(344)	(0.12)	4	0.00	(340)	(0.12)
March 31, 2019	190	0.07	(133)	(0.05)	269	0.10	136	0.05

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2020.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since:

Interested Directors

Michael S. Gross	59	Co-Chief Executive Officer, President and Director	2018
Bruce Spohler	60	Co-Chief Executive Officer, Chief Operating Officer and Director	2018
Independent Directors
Steve Hochberg	59	Director	2018
David S. Wachter	57	Director	2018
Leonard A. Potter	59	Director	2018

The address for each of our directors is c/o SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Richard L. Peteka	59	Chief Financial Officer, Treasurer and Secretary
Guy Talarico	65	Chief Compliance Officer

Biographical Information

Interested Directors

Michael S. Gross has been a director since May 2018, President since June 2018, sole Chief Executive Officer of the Company for June 2018-June 2019 and Co-Chief Executive Officer of the Company since June 2019. Further, he was the managing member, the chairman of the board of directors and the chief executive officer of Solar Capital LLC since its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., a BDC managed by Solar Capital Partners, in November 2007. Mr. Gross has been the chairman of the board of directors of Solar Capital Ltd. since December 2007, and chief executive officer and president since November 2007. Mr. Gross has also been the chairman of the board of directors, chief executive officer and president of

Solar Senior Capital Ltd., a BDC managed by Solar Capital Partners, since 2010 and SLR HC BDC LLC since 2020. Mr. Gross also currently serves as a managing member of our investment adviser, Solar Capital Partners.

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

Bruce Spohler has been a director since May 2018, Chief Operating Officer of the Company since June 2018 and Co-Chief Executive Officer since June 2019. He was a senior vice president of Solar Capital LLC from its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., in November 2007. Mr. Spohler has been a member of the board of directors of Solar Capital Ltd. since September 2009, and the chief operating officer since December 2007. In addition, Mr. Spohler has served as chief operating officer and a member of the board of directors of Solar Senior Capital Ltd. since its inception in December 2010 and of SLR HC BDC LLC since 2020. Mr. Spohler also currently serves as a managing partner of our investment adviser, Solar Capital Partners. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During his tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the U.S. As a co-head of U.S. Leveraged Finance, he oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization. Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the Board valuable industry-specific knowledge and expertise on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since May 2018. Further, he was a director of Solar Capital LLC from its inception in February 2007, and has been a director of Solar Capital Ltd. since November 2007. Mr. Hochberg has also served as the director of Solar Senior Capital Ltd. since 2011 and of SLR HC BDC LLC since 2020. Mr. Hochberg has been a partner at Deerfield Management, a healthcare investment firm, since 2013. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is Vice Chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, two special purpose acquisition companies, including Deerfield Healthcare Technology Acquisitions Corp. and DFP Healthcare Acquisitions Corp., and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since May 2018. He has also been a director of Solar Capital Ltd. since September 2009. Mr. Potter has also served as a director of Solar Senior Capital Ltd. since 2011 and of SLR HC BDC LLC since 2020. Mr. Potter is currently the President and Chief Investment Officer of Wildcat Capital Management, LLC, a registered investment adviser, since 2011. Mr. Potter served as the Chief Executive Officer of Infinity Q Capital Management, LLC, also a registered investment adviser, from 2014 to 2020 and currently serves as Non-Executive Chairman. Mr. Potter co-founded and has served as Senior Managing Director at Vida Ventures since 2017. From August 2009 through August 2011, Mr. Potter served as the Chief Investment Officer of Salt Creek Hospitality, a private acquirer and owner of hospitality related assets. From December 2002 through July 2009, Mr. Potter was a Managing Director — Soros Private Equity at Soros Fund Management LLC (“SFM”) where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and SuRo Capital Corp. (formerly known as Sutter Rock Capital Corp.), a publicly-traded BDC since 2011, and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the Board.

David S. Wachter has been a director of the Company since May 2018. He was a director of Solar Capital LLC from its inception in February 2007, and has been a director of Solar Capital Ltd. since November 2007. He has also been a director of Solar Senior Capital Ltd. since 2011 and of SLR HC BDC LLC since 2020. Mr. Wachter is a Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors

Richard L. Peteka has been Chief Financial Officer, Treasurer and Secretary of the Company since June 2018. He has been the chief financial officer, treasurer and secretary of Solar Capital Ltd. since May 2012. He has also served as the chief financial officer, treasurer and secretary of Solar Senior Capital Ltd. since May 2012 and of SLR HC BDC LLC since 2020. Mr. Peteka joined Solar Capital from Apollo Investment Corporation, a publicly-traded

BDC, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer. Mr. Peteka holds a B.S. in Finance from The College at Old Westbury and an MBA in International Finance from St. John’s University.

Guy Talarico has been Chief Compliance Officer of the Company since June 2018. He has been the chief compliance officer of Solar Capital Ltd. since July 2008. In addition, Mr. Talarico has served as chief compliance officer of Solar Senior Capital Ltd. since its inception in December 2010 and of SLR HC BDC LLC since 2020. Mr. Talarico founded and has served as chief executive officer of Alaric Compliance Services, LLC, (successor to EOS Compliance Services LLC) since December 2005. Mr. Talarico has served and continues to serve as chief compliance officer for other BDCs, funds and/or investment advisers who are not affiliated with the Solar Capital entities. Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

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

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2019. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

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

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2020.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2020 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 22, 2021, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class(2)
Interested Directors
Michael S. Gross	—	—
Bruce Spohler	—	—
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Richard L. Peteka	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	—	—
Solar Capital Partners, LLC	—	—

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 9,586,174 Company’s Units issued and outstanding on February 22, 2021.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 22, 2021. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors	—
Michael S. Gross	—
Bruce Spohler	—
Independent Directors
Steven Hochberg	—
Leonard A. Potter	—
David S. Wachter	—

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a virtual meeting on November 2, 2020 to approve the Investment Management Agreement. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, our board undertook to ratify the Investment Management Agreement at its next in-person meeting. Subject to certain restrictions, the

Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 90 days’ prior written notice.

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

Certain Potential Conflicts Relating to Expenses. The appropriate allocation of fees and expenses among the Company and other funds or accounts advised by the Adviser or any of its affiliates often cannot be resolved by reference to a pre-existing formula and will require the exercise of discretion. In addition, it is expected that the Company will bear expenses related to investments that it does not consummate (i.e., broken deal expenses). While the Adviser has adopted policies and procedures designed to fairly and equitably allocate expenses, the Adviser and its affiliates will be subject to conflicts of interest in making such determinations, and there can be no assurance that errors will not arise in such allocations, or that any allocations (i) will reflect an entity’s pro rata share of such expenses based on the amounts invested (or anticipated to be invested) / market value of the investment held (or anticipated to be held) by each fund or account managed by the Adviser or its affiliates or (ii) will be in proportion to the number of participating funds managed by the Adviser or its affiliates, or the proportion of time spent on each fund managed by the Adviser or its affiliates, or that such allocations will not confer an economic benefit on other entities at the Company’s expense. Similarly, the determination of whether an expense (for instance, the fees and expenses of consultants, contract employees, outside legal counsel and temporary employees (as well as secondees of any of the foregoing) who work on Company-related matters) is appropriately borne by the Company (or a specific group of Company investors) or the Adviser often cannot be resolved by reference to a pre-existing formula and will require the exercise of discretion, and the Adviser is subject to conflicts of interest in making such determinations. In particular, the Adviser may be incentivized to (i) classify expenses as borne by the Company as opposed to the Adviser and (ii) decrease the level or quality of third-party services provided to the Company to the extent such services are paid for by the Adviser.

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

Table below in thousands

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$145.6	$145.0
Audit-Related Fees	—	—
Tax Fees	17.0	3.0
All Other Fees	—	—

Total Fees:	$162.6	$148.0

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2020, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

Index	Page No.
Report of Independent Registered Public Accounting Firm	95
Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019	96
Consolidated Statements of Operations for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018 (unaudited)	97
Consolidated Statements of Changes in Unitholders’ Capital for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018 (unaudited)	98
Consolidated Statements of Cash Flows for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018 (unaudited)	99
Consolidated Schedule of Investments as of December 31, 2020 and 2019	100
Notes to Consolidated Financial Statements	106

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(4)

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities*

10.1	Amended and Restated Investment Management Agreement with Solar Capital Partners, LLC(4)

10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd., and Citibank, N.A.(1)

10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A.(1)

10.4	Form of Loan and Security Agreement, dated as of February 27, 2019, by and among the Registrant, as the servicer, SCP Private Credit Income BDC SPV LLC, as the borrower, the lenders party thereto, from time to time party thereto, Wells Fargo Bank, N.A. as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, N.A., as administrative agent.(3)

14.1	Code of Ethics*

14.2	Code of Business Conduct(2)

21.1	Subsidiaries of SCP Private Credit Income BDC LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previously filed in connection with the Registrant’s report on Form 10-K filed on February 21, 2019.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 5, 2019.

(4)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 20, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP PRIVATE CREDIT INCOME BDC LLC

/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross	Bruce J. Spohler
Co-Chief Executive Officer, President, Chairman of the Board and Director	Co-Chief Executive Officer, Chief Operating Officer And Director
Date: February 24, 2021	Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 24, 2021	/s/ MICHAEL S. GROSS	Co-Chief Executive Officer, President,
	Michael S. Gross	Chairman of the Board and Director (Principal Executive Officer)

February 24, 2021	/s/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief
	Bruce J. Spohler	Operating Officer and Director (Principal Executive Officer)

February 24, 2021	/s/ STEVEN HOCHBERG	Director
Steven Hochberg

February 24, 2021	/s/ DAVID S. WACHTER	Director
David S. Wachter

February 24, 2021	/s/ LEONARD A. POTTER	Director
Leonard A. Potter

February 24, 2021	/s/ RICHARD L. PETEKA	Chief Financial Officer (Principal Financial Officer) and Secretary
Richard L. Peteka