Form 10-Q
period 2021-03-31
SCP Private Credit Income BDC LLC
filed 2021-05-05
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

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

As of March 31, 2021, there was no established public market for the registrant’s units. The issuer had 9,586,174 units outstanding as of April 30, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2021

	Index	Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2021 (unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	2
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	4
	Consolidated Schedule of Investments as of March 31, 2021 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2020	8
	Notes to Consolidated Financial Statements (unaudited)	11
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1a.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
SIGNATURES		43

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $211,133 and $164,327, respectively)	$212,626	$165,364
Cash	5,496	10,545
Cash equivalents (cost: $35,000 and $20,000, respectively)	35,000	20,000
Interest receivable	920	627
Receivable for investments sold	543	4
Prepaid expenses	103	18

Total assets	$254,688	$196,558

Liabilities
Revolving credit facility due March 2022 (the “Subscription Facility”) ($32,900 and $23,500 face amounts, respectively, reported net of unamortized debt issuance costs of $172 and $41, respectively. See note 5)	$32,728	$23,459
Revolving credit facility due February 2023 (the “SPV Facility”) ($74,550 and $53,050 face amounts, respectively, reported net of unamortized debt issuance costs of $1,067 and $838, respectively. See note 5)	73,483	52,212
Payable for investments and cash equivalents purchased	48,316	20,000
Distribution payable	—	3,378
Management fee payable (see note 3)	621	143
Incentive fee payable (see note 3)	175	—
Administration fee payable (see note 3)	37	32
Interest payable (see note 5)	564	507
Other liabilities and accrued expenses	718	685

Total liabilities	$156,642	$100,416

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ capital (9,586,174 and 9,586,174 units, respectively, issued and outstanding)	96,182	96,182
Accumulated distributable earnings (loss)	1,864	(40)

Total unitholders’ capital	$98,046	$96,142

Total liabilities and unitholders’ capital	$254,688	$196,558

Net asset value per unit	$10.23	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Investment Income:
Interest income from non-controlled/non-affiliated investments	$3,317	$3,038
Other income from non-controlled/non-affiliated investments	1	21

Total investment income	3,318	3,059

Expenses:
Management fees (see note 3)	$479	$524
Incentive fees (see note 3)	175	—
Administration fees (see note 3)	37	26
Interest and other credit facility expenses (see note 5)	999	1,184
Other general and administrative expenses	170	161

Total expenses	1,860	1,895

Net investment income	$1,458	$1,164

Realized and unrealized gain (loss) on investments, cash equivalents and unfunded commitments:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(10)	$(2)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	456	(4,826)

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	446	(4,828)

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$1,904	$(3,664)

Net Income (Loss) Per Unit	$0.20	$(0.61)

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$1,458	$1,164
Net realized loss	(10)	(2)
Net change in unrealized gain (loss)	456	(4,826)

Net increase (decrease) in unitholders’ capital resulting from operations	1,904	(3,664)

Increase in unitholders’ capital resulting from capital activity
Contributions	—	47,000
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	—	46,999

Total increase in unitholders’ capital	1,904	43,335
Unitholders’ capital, beginning of period	96,142	49,696

Unitholders’ capital, end of period	$98,046	$93,031

Capital unit activity (see note 7):
Units issued	—	4,630,653
Units canceled	—	(100)

Net increase from capital unit activity	—	4,630,553

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$1,904	$(3,664)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	10	2
Net change in unrealized (gain) loss on investments	(456)	4,644
(Increase) decrease in operating assets:
Purchase of investments	(50,332)	(41,844)
Net accretion of discount on investments	(233)	(147)
Proceeds from disposition of investments	3,749	17,087
Receivable for investments sold	(539)	110
Interest receivable	(293)	412
Other receivable	—	49
Prepaid expenses	(85)	(83)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	28,316	(19,969)
Management fee payable	478	524
Incentive fee payable	175	—
Administration fee payable	5	(8)
Interest payable	57	(186)
Other liabilities and accrued expenses	33	252

Net Cash Used in Operating Activities	(17,211)	(42,821)

Cash Flows from Financing Activities:
Contributions from unitholders	—	47,000
Cancellation of units	—	(1)
Cash distributions paid	(3,378)	—
Deferred financing costs	167	150
Proceeds from borrowings	53,873	49,500
Repayments of borrowings	(23,500)	(38,800)

Net Cash Provided by Financing Activities	27,162	57,849

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,951	15,028

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,545	34,186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,496	$49,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$942	$1,370

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 216.6%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,981	$3,978
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	4,004	4,090	4,084
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	960	948	951
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,229	3,244
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,723	4,803	4,806
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.61%	1/31/2020	7/30/2023- 7/30/2025	14,237	13,914	14,237
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	4,580	4,453	4,448
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,633	7,507	7,595
Foundation Consumer Brands, LLC(2)	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	15,796	15,408	15,401
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	22,151	21,853	21,930
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,436	6,344	6,372
High Street Insurance Partners, Inc.	Insurance	L+650	1.00%	7.50%	3/3/2021	12/3/2025	598	589	592
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,806	1,806
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.70%	3/12/2019	12/21/2024	14,217	14,017	14,217
MMIT Holdings, LLC	IT Services	L+550	1.00%	6.50%	3/22/2021	11/16/2025	13,587	13,316	13,316
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	10,115	10,004	10,013
Neuronetics, Inc.(2)(4)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,079	3,079
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	4,607	4,578	4,607
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	1,951	1,896	1,912
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.61%	3/12/2019	12/21/2023	7,872	7,966	7,970
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,313	10,137	10,313
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	924	924
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,499	3,501
Smile Doctors LLC(2)	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	4,441	4,359	4,352
SOC Telemed, Inc.(4)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	6,429	6,398	6,397
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	3,000	3,000
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	7,957	7,839	7,837
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,950	7,044
Trinity Partners, LLC(2)	Professional Services	L+500	1.00%	6.00%	12/11/2020	2/1/2025	2,670	2,645	2,670
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	13,537	13,157	13,266
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.77%	9/13/2019	9/5/2026	8,536	8,394	8,536

Total Bank Debt/Senior Secured Loans								$211,083	$212,398

Common Equity/Equity Interests/Warrants — 0.3%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	18
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	210

Total Common Equity/Equity Interests/Warrants								$50	$228

Total Investments(5) — 216.9%								$211,133	$212,626

Cash Equivalents — 35.7%							Par Amount
U.S. Treasury Bill	Government				3/31/2021	5/13/2021	$35,000	$35,000	$35,000

Total Investments & Cash Equivalents — 252.6%								$246,133	$247,626
Liabilities in Excess of Other Assets — (152.6%)									(149,580)

Net Assets — 100.0%									$98,046

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2021

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2021.

(2)

Indicates an investment that is wholly or partially held by SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 14.0% of the total assets of the Company.

(5)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $107; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,534 and $1,427, respectively, based on a tax cost of $212,519. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2021
Insurance	24.7%
IT Services	12.9%
Personal Products	9.3%
Health Care Providers & Services	8.9%
Pharmaceuticals	8.4%
Health Care Equipment & Supplies	7.4%
Wireless Telecommunication Services	6.7%
Diversified Consumer Services	4.8%
Software	4.7%
Specialty Retail	3.8%
Trading Companies & Distributors	3.6%
Capital Markets	2.1%
Diversified Financial Services	1.4%
Professional Services	1.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 172.0%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,970	$3,968
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	4,004	4,075	4,063
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	1,422	1,402	1,401
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,218	3,236
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,723	4,787	4,794
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.65%	1/31/2020	7/30/2023- 7/30/2025	14,271	13,932	14,022
Enhanced Permanent Capital, LLC(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	3,898	3,786	3,786
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,649	7,517	7,610
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	24,958	24,619	24,958
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,436	6,341	6,340
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,802	1,802
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.75%	3/12/2019	12/21/2024	14,254	14,042	14,253
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	8,391	8,310	8,307
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,070	3,071
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,608	4,575	4,608
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	1,251	1,215	1,214
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.65%	3/12/2019	12/21/2023	7,872	7,947	7,961
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,339	10,155	10,339
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	922	923
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,495	3,492
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	1,408	1,380	1,379
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,944	6,938
Trinity Partners, LLC(2)	Professional Services	L+525	1.00%	6.25%	12/11/2020	2/1/2025	2,677	2,650	2,650
World Insurance Associates, LLC(2)	Insurance	L+550	1.00%	6.50%	10/12/2020	4/1/2026	13,097	12,714	12,704
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.65%	9/13/2019	9/5/2026	8,558	8,410	8,515

Total Bank Debt/Senior Secured Loans								$164,277	$165,334

Common Equity/Equity Interests/Warrants — 0.0%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	14
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	16

Total Common Equity/Equity Interests/Warrants								$50	$30

Total Investments(5) — 172.0%								$164,327	$165,364

Cash Equivalents — 20.8%							Par Amount
U.S. Treasury Bill	Government				12/31/2020	2/23/2021	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 192.8%								$184,327	$185,364
Liabilities in Excess of Other Assets — (92.8%)									(89,222)

Net Assets — 100.0%									$96,142

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

(in thousands, except unit amounts)

Note 1. Organization

SCP Private Credit Income BDC LLC is a Delaware limited liability company formed on May 18, 2018. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of March 31, 2021, $96,500 of capital commitments were drawn and $229,500 were unfunded.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2021.

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

a.

the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Adviser”) responsible for the portfolio investment;

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

March 31, 2021

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

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

March 31, 2021

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

March 31, 2021

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

March 31, 2021

(in thousands, except unit amounts)

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

March 31, 2021

(in thousands, except unit amounts)

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

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $479 and $524, respectively, in Management Fees, $37 and $26, respectively, in Administration Fees and $175 and $0, respectively, in Incentive Fees.

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

March 31, 2021

(in thousands, except unit amounts)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020:

Fair Value Measurements

As of March 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$212,398	$212,398
Common Equity/Equity Interests/Warrants	210	—	18	228

Total Investments	$210	$—	$212,416	$212,626

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$165,334	$165,334
Common Equity/Equity Interests/Warrants	—	—	30	30

Total Investments	$—	$—	$165,364	$165,364

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2021:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$165,334	$30	$165,364
Total gains or losses included in earnings:
Net realized loss	(8)	—	(8)
Net change in unrealized gain	257	4	261
Purchase of investment securities	50,566	—	50,566
Proceeds from dispositions of investment securities	(3,751)	—	(3,751)
Transfers into Level 3	—	—	—
Transfers out of Level 3(1)	—	(16)	(16)

Fair value, March 31, 2021	$212,398	$18	$212,416

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$13	$4	$17

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

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

March 31, 2021

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$212,398	Income Approach	Market Yield	4.7% – 15.4% (7.2%	)

Common Equity/Equity Interests/Warrants	Asset	$18	Market Approach	Volatility	28.3% - 28.3% (28.3%	)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$165,334	Income Approach	Market Yield	5.0% – 16.4% (7.1%	)

Common Equity/Equity Interests/Warrants	Asset	$30	Market Approach	Volatility	22.9% - 22.9% (22.9%	)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. There were $74,550 of borrowings outstanding as of March 31, 2021 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the current final maturity date is March 5, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $32,900 of borrowings outstanding as of March 31, 2021 under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2021 and March 31, 2020 was 3.35% and 4.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2021 and March 31, 2020 was $107,450 and $90,750, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2021 and December 31, 2020 is $39,402 and $34,315, respectively, comprised of the following:

	March 31, 2021	December 31, 2020

Smile Doctors LLC	$8,361	$11,398
MRI Software LLC	5,330	5,432
High Street Insurance Partners, Inc.	4,540	—
RSC Acquisition, Inc.	3,196	3,902
Higginbotham Insurance Agency, Inc.	1,812	1,812
Worldwide Facilities, LLC	1,554	1,554
MMIT Holdings, LLC	1,544	—
RxSense Holdings, LLC	1,515	1,515
TAUC Management, LLC	1,498	—
Kindred Biosciences, Inc.	1,345	1,345
Neuronetics, Inc.	1,310	1,310
Drilling Info Holdings, Inc.	1,252	1,252
SOC Telemed, Inc.	1,135	—
Foundation Consumer Brands, LLC	967	—
Basic Fun, Inc.	960	499
World Insurance Associates, LLC	938	1,412
Trinity Partners, LLC	907	907
ENS Holdings III Corp. & ES Opco USA LLC	696	696
Pinnacle Treatment Centers, Inc.	542	542
Centrexion Therapeutics, Inc.	—	739

Total Commitments	$39,402	$34,315

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Units at beginning of period	9,586,174	4,955,621
Units issued	—	4,630,653
Units canceled	—	(100)

Units issued and outstanding at end of period	9,586,174	9,586,174

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Per Share Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.03

Net investment income	0.15	0.19
Net realized and unrealized gain (loss)	0.05	(0.52)

Net increase (decrease) in Unitholders’ capital resulting from operations	0.20	(0.33)

Distributions to Unitholders:
From net investment income	—	—

Net asset value per unit, end of period	$10.23	$9.70

Total Return (b)(c)	1.98%	(3.79%)

Unitholders’ capital, end of period	$98,046	$93,031

Units outstanding, end of period	9,586,174	9,586,174

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	1.52%	1.93%

Operating expenses	0.89%	1.18%
Interest and other credit facility expenses	1.04%	1.96%

Total expenses	1.93%	3.14%

Average debt outstanding	$89,110	$81,414
Portfolio turnover ratio	2.0%	13.3%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2021 and March 31, 2020 were 9,586,174 and 6,005,580, respectively.
(b)	Total return is based on the change in net asset value during the period and takes into account distributions, if any. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2021

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

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2021, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2020, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 5, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SCP Private Credit Income BDC LLC, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

SLR Capital Partners, LLC (the “Adviser”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler, who also comprise the Adviser’s investment committee. Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

Portfolio and Investment Activity

During the three months ended March 31, 2021, we invested $50.3 million across 10 portfolio companies. This compares to investing $41.8 million in 9 portfolio companies for the three months ended March 31, 2020. Investments sold or prepaid during the three months ended March 31, 2021 totaled $3.8 million versus $17.3 million for the three months ended March 31, 2020.

At March 31, 2021, our portfolio consisted of 32 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 23 portfolio companies invested 100% directly in senior secured loans and 0.0% in common equity/equity interests/warrants at March 31, 2020.

At March 31, 2021, 98.6% of our income producing investment portfolio was floating rate and 1.4% was fixed rate, measured at fair value. At March 31, 2020, 97.9% of our income producing investment portfolio was floating rate and 2.1% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of March 31, 2021, the Company held $107.5 million of senior securities, for an asset coverage ratio of 191.2%.

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

Results of Operations

Results are shown for the three months ended March 31, 2021 and March 31, 2020:

Investment Income

For the three months ended March 31, 2021 and March 31, 2020, gross investment income totaled $3.3 million and $3.1 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $1.9 million and $1.9 million, respectively, for the three months ended March 31, 2021 and March 31, 2020, of which $0.7 million and $0.5 million, respectively, were management, incentive and administration fees and $1.0 million and $1.2 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2021 and March 31, 2020. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Income

The Company’s net investment income totaled $1.5 million and $1.2 million, or $0.15 and $0.19 per average unit, respectively, for the three months ended March 31, 2021 and March 31, 2020.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $3.8 million and $17.3 million, respectively, for the three months ended March 31, 2021 and March 31, 2020. Net realized loss over the same periods totaled $0 and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2021 and March 31, 2020, net change in unrealized gain (loss) on the Company’s assets totaled $0.5 million and ($4.8) million, respectively. Net unrealized gain for the three months ended March 31, 2021 was primarily due to appreciation on our investments in Drilling Info Holdings, Inc., Senseonics Holdings, Inc. and World Insurance Associates, LLC, among others, partially offset by depreciation on our investments in Galway Partners Holdings, LLC, among others. Net unrealized loss for the three months ended March 31, 2020 was primarily due to depreciation on our investments in Kore Wireless Group, Inc., Edgewood Partners Holdings, LLC and Drilling Info Holdings, Inc., among others.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2021 and March 31, 2020, the Company had a net increase (decrease) in Unitholders’ capital resulting from operations of $1.9 million and ($3.7) million, respectively. For the same period, income (loss) per average unit were $0.20 and ($0.61), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to March 31, 2021, on a net basis, the Company sold and issued 9,586,174 common units at an average price of $10.07 per unit, for net proceeds of $96.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $229.5 million at March 31, 2021.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. There were $74.6 million of borrowings outstanding as of March 31, 2021 under the SPV Facility.

Revolving credit facility due March 2022 (the “Subscription Facility”)— During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the current final maturity date is March 5, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $32.9 million of borrowings outstanding as of March 31, 2021 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $35 million of cash equivalents as of March 31, 2021.

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

	Payments due by Period as of March 31, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$107.5	$32.9	$74.6	$—	$—

(1)	At March 31, 2021, we had a total of $67.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
(in millions)
Smile Doctors LLC	$8.4	$11.4
MRI Software LLC	5.3	5.4
High Street Insurance Partners, Inc.	4.5	—
RSC Acquisition, Inc.	3.2	3.9
Higginbotham Insurance Agency, Inc.	1.8	1.8
Worldwide Facilities, LLC	1.6	1.6
MMIT Holdings, LLC	1.5	—
RxSense Holdings, LLC	1.5	1.5
TAUC Management, LLC	1.5	—
Kindred Biosciences, Inc.	1.3	1.3
Neuronetics, Inc.	1.3	1.3
Drilling Info Holdings, Inc.	1.3	1.3
SOC Telemed, Inc.	1.1	—
Foundation Consumer Brands, LLC	1.0	—
Basic Fun, Inc.	1.0	0.5
World Insurance Associates, LLC	0.9	1.4

	March 31, 2021	December 31, 2020
Trinity Partners, LLC	0.9	0.9
ENS Holdings III Corp. & ES Opco USA LLC	0.7	0.7
Pinnacle Treatment Centers, Inc.	0.6	0.6
Centrexion Therapeutics, Inc.	—	0.7

Total Commitments	$39.4	$34.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Related Parties

We have entered into the Investment Management Agreement with SLR Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SLR Capital Partners.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities, SLR Senior Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments, as well as SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SLR Senior Investment Corp. and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2021, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase in Net Investment Income Per Unit Per Year	$0.01	$(0.03)

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)