Form 10-Q
period 2021-06-30
SCP Private Credit Income BDC LLC
filed 2021-08-03
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

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

As of June 30, 2021, there was no established public market for the registrant’s units. The issuer had 11,494,571 units outstanding as of July 30, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

	Index	Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2021 (unaudited) and December 31, 2020	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (unaudited) and the six months ended June 30, 2020 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2020	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
SIGNATURES		46

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $255,744 and $164,327, respectively)	$258,835	$165,364
Cash	8,352	10,545
Cash equivalents (cost: $10,000 and $20,000, respectively)	10,000	20,000
Receivable for investments sold	1,357	4
Interest receivable	1,237	627
Prepaid expenses	75	18

Total assets	$279,856	$196,558

Liabilities
Revolving credit facility due March 2022 (the “Subscription Facility”) ($68,300 and $23,500 face amounts, respectively, reported net of unamortized debt issuance costs of $140 and $41, respectively. See note 5)	$68,160	$23,459
Revolving credit facility due February 2023 (the “SPV Facility”) ($97,450 and $53,050 face amounts, respectively, reported net of unamortized debt issuance costs of $935 and $838, respectively. See note 5)	96,515	52,212
Payable for cash equivalents purchased	10,000	20,000
Distribution payable	—	3,378
Management fee payable (see note 3)	1,237	143
Incentive fee payable (see note 3)	1,878	—
Administration fee payable (see note 3)	46	32
Interest payable (see note 5)	762	507
Other liabilities and accrued expenses	750	685

Total liabilities	$179,348	$100,416

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ capital (9,586,174 and 9,586,174 units, respectively, issued and outstanding)	96,182	96,182
Accumulated distributable earnings (loss)	4,326	(40)

Total unitholders’ capital	$100,508	$96,142

Total liabilities and unitholders’ capital	$279,856	$196,558

Net asset value per unit	$10.48	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment Income:
Interest income from non-controlled/non-affiliated investments	$4,568	$2,725	$7,885	$5,763
Other income from non-controlled/non-affiliated investments	47	36	48	57

Total investment income	4,615	2,761	7,933	5,820

Expenses:
Management fees (see note 3)	$616	$395	$1,095	$919
Incentive fees (see note 3)	1,703	—	1,878	—
Administration fees (see note 3)	46	30	83	56
Interest and other credit facility expenses (see note 5)	1,229	854	2,228	2,038
Other general and administrative expenses	164	173	334	334

Total expenses	3,758	1,452	5,618	3,347

Net investment income	$857	$1,309	$2,315	$2,473

Realized and unrealized gain (loss) on investments and cash equivalents and unfunded commitments:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$7	$(1)	$(3)	$(3)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	1,598	3,675	2,054	(1,151)

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments, cash equivalents and unfunded commitments	1,605	3,674	2,051	(1,154)

Net Increase in Unitholders’ Capital Resulting From Operations	$2,462	$4,983	$4,366	$1,319

Net Income Per Unit	$0.26	$0.52	$0.46	$0.17

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$857	$1,309	$2,315	$2,473
Net realized gain (loss)	7	(1)	(3)	(3)
Net change in unrealized gain (loss)	1,598	3,675	2,054	(1,151)

Net increase in unitholders’ capital resulting from operations	2,462	4,983	4,366	1,319

Distributions to unitholders:
From net investment income	—	(602)	—	(602)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	47,000
Less offering costs	—	—	—	—
Cancellation	—	—	—	(1)

Net increase in unitholders’ capital resulting from capital activity	—	—	—	46,999

Total increase in unitholders’ capital	2,462	4,381	4,366	47,716
Unitholders’ capital, beginning of period	98,046	93,031	96,142	49,696

Unitholders’ capital, end of period	$100,508	$97,412	$100,508	$97,412

Capital unit activity (see note 7):
Units issued	—	—	—	4,630,653
Units canceled	—	—	—	(100)

Net increase from capital unit activity	—	—	—	4,630,553

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$4,366	$1,319
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	3	3
Net change in unrealized (gain) loss on investments	(2,054)	1,151
(Increase) decrease in operating assets:
Purchase of investments	(113,573)	(50,275)
Net accretion of discount on investments	(537)	(334)
Proceeds from disposition of investments	22,690	18,780
Receivable for investments sold	(1,353)	66
Interest receivable	(610)	(274)
Other receivable	—	57
Prepaid expenses	(57)	(55)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(10,000)	(9,972)
Management fee payable	1,094	518
Incentive fee payable	1,878	—
Administration fee payable	14	(5)
Interest payable	255	(168)
Other liabilities and accrued expenses	65	22

Net Cash Used in Operating Activities	(97,819)	(39,167)

Cash Flows from Financing Activities:
Contributions from unitholders	—	47,000
Cancellation of units	—	(1)
Cash distributions paid	(3,378)	(602)
Deferred financing costs	363	299
Proceeds from borrowings	120,041	93,000
Repayments of borrowings	(31,400)	(111,800)

Net Cash Provided by Financing Activities	85,626	27,896

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,193)	(11,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,545	34,186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,352	$22,915

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,973	$2,206

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 257.2%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,992	$3,988
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	3/1/2025	4,004	4,102	4,094
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	960	949	960
BayMark Health Services, Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	6,938	6,868	6,868
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	4,743	4,672	4,672
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,239	3,252
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	4,723	4,818	4,818
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400	1.00%	5.00%	6/11/2021	12/2/2022	1,936	1,912	1,919
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.60%	1/31/2020	7/30/2023- 7/30/2025	14,161	13,860	14,161
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	4,580	4,459	4,580
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,847	7,726	7,847
Foundation Consumer Brands, LLC(2)	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	15,422	15,056	15,422
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	20,174	19,923	20,174
GSM Acquisition Corp.	Leisure Equipment & Products	L+500	1.00%	6.00%	4/20/2021	11/16/2026	9,548	9,455	9,453
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,420	6,332	6,420
High Street Buyer, Inc.	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	3,124	3,063	3,062
Kindred Biosciences, Inc.(2)(4)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,809	1,896
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.65%	3/12/2019	12/21/2024	14,324	14,136	14,324
MMIT Holdings, LLC(2)	IT Services	L+550	1.00%	6.50%	3/22/2021	11/16/2025	13,553	13,293	13,553
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	11,914	11,778	11,854
Neuronetics, Inc.(2)(4)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,088	3,086
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	4,698	4,672	4,698
Revlon, Inc.(2)(4)	Personal Products	L+575	1.75%	7.50%	5/7/2021	5/7/2024	13,905	13,789	13,783
Rezolute, Inc.(2)	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	1,206	1,197	1,194
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	2,030	1,974	2,030
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	2.10%	7.60%	3/12/2019	6/1/2026	7,872	7,983	7,990
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,597	10,429	10,597
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	925	926
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,504	3,510
Smile Doctors LLC(2)	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	9,130	8,970	9,130
SOC Telemed, Inc.(2)(4)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	5,673	5,661	5,645
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	7,779	7,643	7,643
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	8,029	7,915	7,908
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,957	7,044
Trinity Partners, LLC(2)	Professional Services	L+500	1.00%	6.00%	12/11/2020	2/21/2025	2,664	2,640	2,664
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	17,355	16,905	17,355

Total Bank Debt/Senior Secured Loans								$255,694	$258,520

Common Equity/Equity Interests/Warrants — 0.3%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	10
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	305

Total Common Equity/Equity Interests/Warrants								$50	$315

Total Investments(5) — 257.5%								$255,744	$258,835

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2021

(in thousands)

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents — 10.0%
U.S. Treasury Bill	Government	6/30/2021	8/24/2021	$10,000	$10,000	$10,000

Total Investments & Cash Equivalents — 267.5%					$265,744	$268,835

Liabilities in Excess of Other Assets — (167.5%)						(168,327)

Net Assets — 100.0%						$100,508

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2021.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 17.1% of the total assets of the Company.

(5)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $1,705; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $3,158 and $1,453, respectively, based on a tax cost of $257,130. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2021
Insurance	18.9%
Personal Products	14.8%
IT Services	10.7%
Health Care Providers & Services	9.7%
Health Care Equipment & Supplies	9.1%
Pharmaceuticals	7.0%
Diversified Consumer Services	5.9%
Wireless Telecommunication Services	5.5%
Software	5.3%
Leisure Equipment & Products	3.7%
Specialty Retail	3.1%
Trading Companies & Distributors	3.0%
Capital Markets	1.8%
Professional Services	1.0%
Biotechnology	0.5%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 172.0%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,970	$3,968
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	4,004	4,075	4,063
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	1,422	1,402	1,401
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,218	3,236
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,723	4,787	4,794
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.65%	1/31/2020	7/30/2023- 7/30/2025	14,271	13,932	14,022
Enhanced Permanent Capital, LLC(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	3,898	3,786	3,786
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,649	7,517	7,610
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	24,958	24,619	24,958
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,436	6,341	6,340
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,802	1,802
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.75%	3/12/2019	12/21/2024	14,254	14,042	14,253
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	8,391	8,310	8,307
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,070	3,071
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,608	4,575	4,608
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	1,251	1,215	1,214
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.65%	3/12/2019	12/21/2023	7,872	7,947	7,961
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,339	10,155	10,339
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	922	923
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,495	3,492
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	1,408	1,380	1,379
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,944	6,938
Trinity Partners, LLC(2)	Professional Services	L+525	1.00%	6.25%	12/11/2020	2/21/2025	2,677	2,650	2,650
World Insurance Associates, LLC(2)	Insurance	L+550	1.00%	6.50%	10/12/2020	4/1/2026	13,097	12,714	12,704
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.65%	9/13/2019	9/5/2026	8,558	8,410	8,515

Total Bank Debt/Senior Secured Loans								$164,277	$165,334

Common Equity/Equity Interests/Warrants — 0.0%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	14
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	16

Total Common Equity/Equity Interests/Warrants								$50	$30

Total Investments(5) — 172.0%								$164,327	$165,364

Cash Equivalents — 20.8%							Par Amount
U.S. Treasury Bill	Government				12/31/2020	2/23/2021	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 192.8%								$184,327	$185,364
Liabilities in Excess of Other Assets — (92.8%)									(89,222)

Net Assets — 100.0%									$96,142

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

June 30, 2021

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of June 30, 2021, $96,500 of capital commitments were drawn and $229,500 were unfunded.

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

June 30, 2021

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

June 30, 2021

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

For the three and six months ended June 30, 2021, the Company incurred $616 and $1,095, respectively, in Management Fees, $46 and $83, respectively, in Administration Fees and $1,703 and $1,878, respectively, in Incentive Fees. For the three and six months ended June 30, 2020, the Company incurred $395 and $919, respectively in Management Fees, $30 and $56, respectively in Administration Fees and $0 and $0, respectively in Incentive Fees.

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

June 30, 2021

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020:

Fair Value Measurements

As of June 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$258,520	$258,520
Common Equity/Equity Interests/Warrants	305	—	10	315

Total Investments	$305	$—	$258,530	$258,835

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$165,334	$165,334
Common Equity/Equity Interests/Warrants	—	—	30	30

Total Investments	$—	$—	$165,364	$165,364

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2021:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2021	$212,398	$18	$212,416
Total gains or losses included in earnings:
Net realized gain	8	—	8
Net change in unrealized gain (loss)	1,511	(8)	1,503
Purchase of investment securities	63,545	—	63,545
Proceeds from dispositions of investment securities	(18,942)	—	(18,942)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2021	$258,520	$10	$258,530

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,656	$(8)	$1,648

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$165,334	$30	$165,364
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain	1,768	3	1,771
Purchase of investment securities	114,111	—	114,111
Proceeds from dispositions of investment securities	(22,693)	—	(22,693)
Transfers into Level 3	—	—	—
Transfers out of Level 3(1)	—	(23)	(23)

Fair value, June 30, 2021	$258,520	$10	$258,530

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,873	$(4)	$1,869

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$258,520	Income Approach	Market Yield	4.7% – 11.1% (7.1%)

Common Equity/Equity Interests/Warrants	Asset	$10	Market Approach	Volatility	17.8% - 17.8% (17.8%)

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

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. There were $97,450 of borrowings outstanding as of June 30, 2021 under the SPV Facility.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the current final maturity date is March 5, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $68,300 of borrowings outstanding as of June 30, 2021 under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2021 and the year ended December 31, 2020 was 3.11% and 3.94%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2021 and the year ended December 31, 2020 was $165,750 and $90,750, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2021 and December 31, 2020 is $49,980 and $34,315, respectively, comprised of the following:

	June 30, 2021	December 31, 2020

Smile Doctors LLC	$8,929	$11,398
CC SAG Holdings Corp. (Spectrum Automotive)	8,394	—
MRI Software LLC	4,228	5,432
RSC Acquisition, Inc.	3,112	3,902
High Street Buyer, Inc.	3,039	—
World Insurance Associates, LLC	2,678	1,412
SOC Telemed, Inc.	1,891	—
Higginbotham Insurance Agency, Inc.	1,812	1,812
Drilling Info Holdings, Inc.	1,758	1,252
BayMark Health Services, Inc.	1,734	—
RxSense Holdings, LLC	1,561	1,515
MMIT Holdings, LLC	1,544	—
TAUC Management, LLC	1,376	—
Rezolute, Inc.	1,206	—
Foundation Consumer Brands, LLC	967	—
Basic Fun, Inc.	961	499
Trinity Partners, LLC	907	907
Neuronetics, Inc.	873	1,310
ENS Holdings III Corp. & ES Opco USA LLC	717	696
GSM Acquisition Corp.	700	—
Pinnacle Treatment Centers, Inc.	553	542
Cerapedics, Inc.	525	—
SunMed Group Holdings, LLC	515	—

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

	June 30, 2021	December 31, 2020
Worldwide Facilities, LLC	—	1,554
Kindred Biosciences, Inc.	—	1,345
Centrexion Therapeutics, Inc.	—	739

Total Commitments	$49,980	$34,315

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020
Units at beginning of period	9,586,174	9,586,174
Units issued	—	—
Units canceled	—	—

Units issued and outstanding at end of period	9,586,174	9,586,174

	Six months ended June 30, 2021	Six months ended June 30, 2020
Units at beginning of period	9,586,174	4,955,621
Units issued	—	4,630,653
Units canceled	—	(100)

Units issued and outstanding at end of period	9,586,174	9,586,174

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and June 30, 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020

Per Share Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.03

Net investment income	0.24	0.33
Net realized and unrealized gain (loss)	0.21	(0.14)

Net increase in Unitholders’ capital resulting from operations	0.45	0.19

Distributions to Unitholders:
From net investment income	—	(0.06)

Net asset value per unit, end of period	$10.48	$10.16

Total Return (b)(c)	4.54%	1.36%

Unitholders’ capital, end of period	$100,508	$97,412

Units outstanding, end of period	9,586,174	9,586,174

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.38%	3.22%

Operating expenses	3.49%	1.71%
Interest and other credit facility expenses	2.29%	2.65%

Total expenses	5.78%	4.36%

Average debt outstanding	$110,678	$66,507
Portfolio turnover ratio	11.1%	13.9%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2021 and June 30, 2020 were 9,586,174 and 7,795,876, respectively.
(b)	Total return is based on the change in net asset value during the period and takes into account distributions, if any. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Note 9. Subsequent Events

On July 16, 2021, the SPV Facility was amended, increasing commitments to $125,000.

On August 3, 2021, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 1,900,000 of the Company’s units (the “Units”), for an aggregate offering price of $20,000. The sale is expected to close on or about August 17, 2021.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the second amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the Access Fund. Under the terms of the Subscription Agreement and the LLC Agreement, the Access Fund is required to fund drawdowns to purchase Units up to the amount of its capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the Access Fund.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no additional subsequent events that require recognition or disclosure in these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2021, the related consolidated statements of operations and changes in unitholders’ capital, for the three-month and six-month periods ended June 30, 2021 and 2020, and the related consolidated statements of cashflows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 3, 2021

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

Recent Developments

On July 16, 2021, the SPV Facility was amended, increasing commitments to $125 million.

On August 3, 2021, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 1.9 million of the Company’s units (the “Units”), for an aggregate offering price of $20 million. The sale is expected to close on or about August 17, 2021.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the second amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the Access Fund. Under the terms of the Subscription Agreement and the LLC Agreement, the Access Fund is required to fund drawdowns to purchase Units up to the amount of its capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the Access Fund.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Portfolio and Investment Activity

During the three months ended June 30, 2021, we invested $63.2 million across 18 portfolio companies. This compares to investing $8.4 million in 6 portfolio companies for the three months ended June 30, 2020. Investments sold or prepaid during the three months ended June 30, 2021 totaled $19.2 million versus $1.7 million for the three months ended June 30, 2020.

At June 30, 2021, our portfolio consisted of 37 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 24 portfolio companies invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants at June 30, 2020.

At June 30, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value. At June 30, 2020, 98.1% of our income producing investment portfolio was floating rate and 1.9% was fixed rate, measured at fair value.

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

Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors.

Accounting Standards Codification (“ASC”) Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of June 30, 2021, the Company held $165.8 million of senior securities, for an asset coverage ratio of 160.6%.

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

Results of Operations

Results are shown for the three and six months ended June 30, 2021 and June 30, 2020:

Investment Income

For the three and six months ended June 30, 2021, gross investment income totaled $4.6 million and $7.9 million, respectively. For the three and six months ended June 30, 2020, gross investment income totaled $2.8 million and $5.8 million, respectively. The comparative increases in gross investment income year over year are due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $3.8 million and $5.6 million, respectively, for the three and six months ended June 30, 2021, of which $2.4 million and $3.1 million, respectively, were management, incentive and administration fees and $1.2 million and $2.2 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2021. Expenses totaled $1.5 million and $3.3 million, respectively, for the three and six months ended June 30, 2020, of which $0.4 million and $1.0 million, respectively, were management fees and administration fees and $0.9 million and $2.0 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2020. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year comparative periods is due to an increase in fees and interest costs on a larger income-producing portfolio.

Net Investment Income

The Company’s net investment income totaled $0.9 million and $2.3 million, or $0.09 and $0.24 per average unit, respectively, for the three and six months ended June 30, 2021. The Company’s net investment income totaled $1.3 million and $2.5 million, or $0.14 and $0.33 per average unit, respectively, for the three and six months ended June 30, 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $19.2 million and $22.9 million, respectively, for the three and six months ended June 30, 2021. Net realized gain (loss) over the same periods was immaterial. The Company had investment sales and prepayments totaling approximately $1.7 million and $18.9 million, respectively, for the three and six months ended June 30, 2020. Net realized loss over the same periods was immaterial.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2021, net change in unrealized gain on the Company’s assets totaled $1.6 million and $2.1 million, respectively. Net unrealized gain for the three months ended June 30, 2021 was primarily due to appreciation on our investments in Foundation Consumer Brands, LLC, World Insurance Associates, LLC, and MMIT Holdings, LLC, among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of Worldwide Facilities, LLC. Net unrealized gain for the six months ended June 30, 2021 was primarily due to appreciation on our investments in World Insurance Associates, LLC, Foundation Consumer Brands, LLC and Senseonics Holdings, Inc., among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of Worldwide Facilities, LLC. For the three and six months ended June 30, 2020, net change in unrealized gain (loss) on the Company’s assets totaled $3.7 million and ($1.2) million, respectively. Net unrealized gain for the three months ended June 30, 2020 was primarily due to appreciation on our investments in Kore Wireless Group, Inc., Drilling Info Holdings, Inc. and RxSense Holdings LLC, among others. Net unrealized loss for the six months ended June 30, 2020 was primarily due to depreciation on our investments in Galway Partners Holdings, LLC, MSHC, Inc. and Kore Wireless Group, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2021, the Company had a net increase in Unitholders’ capital resulting from operations of $2.5 million and $4.4 million, respectively. For the same periods, income per average unit was $0.26 and $0.46, respectively. For the three and six months ended June 30, 2020, the Company had a net increase in unitholders’ capital resulting from operations of $5.0 million and $1.3 million, respectively. For the same periods, net income per average unit was $0.52 and $0.17, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to June 30, 2021, on a net basis, the Company sold and issued 9,586,174 common units at an average price of $10.07 per unit, for net proceeds of $96.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $229.5 million at June 30, 2021.

Debt

Revolving credit facility due February 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is February 27, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. As of June 30, 2021, there were $97.5 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due March 2022 (the “Subscription Facility”)— During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the current final maturity date is March 5, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2021, there were $68.3 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $10 million of cash equivalents as of June 30, 2021.

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

	Payments due by Period as of June 30, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$165.8	$68.3	$97.5	$—	$—

(1)	At June 30, 2021, we had a total of $9.2 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
(in millions)
Smile Doctors LLC	$8.9	$11.4
CC SAG Holdings Corp.	8.4	—
MRI Software LLC	4.2	5.4
RSC Acquisition, Inc.	3.1	3.9
High Street Buyer, Inc.	3.0	—
World Insurance Associates, LLC	2.7	1.4
SOC Telemed, Inc.	1.9	—
Higginbotham Insurance Agency, Inc.	1.8	1.8
Drilling Info Holdings, Inc.	1.8	1.3
BayMark Health Services, Inc.	1.7	—
RxSense Holdings, LLC	1.6	1.5
MMIT Holdings, LLC	1.5	—
TAUC Management, LLC	1.4	—
Rezolute, Inc.	1.2	—

	June 30, 2021	December 31, 2020
Foundation Consumer Brands, LLC	1.0	—
Basic Fun, Inc.	1.0	0.5
Trinity Partners, LLC	0.9	0.9
Neuronetics, Inc.	0.9	1.3
ENS Holdings III Corp. & ES Opco USA LLC	0.7	0.7
GSM Acquisition Corp.	0.7	—
Pinnacle Treatment Centers, Inc.	0.6	0.6
Cerapedics, Inc.	0.5	—
SunMed Group Holdings, LLC	0.5	—
Worldwide Facilities, LLC	—	1.6
Kindred Biosciences, Inc.	—	1.3
Centrexion Therapeutics, Inc.	—	0.7

Total Commitments	$50.0	$34.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2021, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase in Net Investment Income Per Unit Per Year	$0.02	$(0.09)

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended June 30, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On August 3, 2021, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 1.9 million of the Company’s units (the “Units”), for an aggregate offering price of $20 million. The sale is expected to close on or about August 17, 2021.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the second amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the Access Fund. Under the terms of the Subscription Agreement and the LLC Agreement, the Access Fund is required to fund drawdowns to purchase Units up to the amount of its capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the Access Fund.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement(3)

4.1	Form of Subscription Agreement(1)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previously filed in connection with the Registrant’s report on Form 10-K filed on February 20, 2020.
(3)	Previously filed in connection with the Registrant’s report on Form 8-K filed on June 28, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)