Form 10-Q
period 2021-09-30
SCP Private Credit Income BDC LLC
filed 2021-11-03
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

As of September 30, 2021, there was no established public market for the registrant’s units. The issuer had 13,384,930 units outstanding as of October 29, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and the nine months ended September 30, 2020 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2020	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $350,279 and $164,327, respectively)	$353,306	$165,364
Cash	31,415	10,545
Cash equivalents (cost: $0 and $20,000, respectively)	—	20,000
Interest receivable	1,818	627
Receivable for investments sold	68	4
Prepaid expenses	47	18

Total assets	$386,654	$196,558

Liabilities
Revolving credit facility due March 2022 (the “Subscription Facility”) ($49,000 and $23,500 face amounts, respectively, reported net of unamortized debt issuance costs of $88 and $41, respectively. See note 5)	$48,912	$23,459
Revolving credit facility due December 2023 (the “SPV Facility”) ($153,950 and $53,050 face amounts, respectively, reported net of unamortized debt issuance costs of $2,127 and $838, respectively. See note 5)	151,823	52,212
Payable for investments and cash equivalents purchased	38,024	20,000
Distribution payable	—	3,378
Management fee payable (see note 3)	1,939	143
Incentive fee payable (see note 3)	2,406	—
Administration fee payable (see note 3)	61	32
Interest payable (see note 5)	1,066	507
Other liabilities and accrued expenses	849	685

Total liabilities	$245,080	$100,416

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (13,384,930 and 9,586,174 units, respectively, issued and outstanding)	136,182	96,182
Accumulated distributable earnings (loss)	5,392	(40)

Total unitholders’ capital	$141,574	$96,142

Total liabilities and unitholders’ capital	$386,654	$196,558

Net asset value per unit	$10.58	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment Income:
Interest income from non-controlled/non-affiliated investments	$6,210	$2,778	$14,095	$8,541
Other income from non-controlled/non-affiliated investments	7	25	55	82

Total investment income	6,217	2,803	14,150	8,623

Expenses:
Management fees (see note 3)	$701	$401	$1,796	$1,320
Incentive fees (see note 3)	528	—	2,406	—
Administration fees (see note 3)	62	31	145	87
Interest and other credit facility expenses (see note 5)	1,669	774	3,897	2,812
Other general and administrative expenses	213	180	547	514

Total expenses	3,173	1,386	8,791	4,733

Net investment income	$3,044	$1,417	$5,359	$3,890

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$16	$(18)	$13	$(21)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(64)	1,005	1,990	(146)

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(48)	987	2,003	(167)

Net Increase in Unitholders’ Capital Resulting From Operations	$2,996	$2,404	$7,362	$3,723

Net Income Per Unit	$0.25	$0.25	$0.71	$0.44

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$3,044	$1,417	$5,359	$3,890
Net realized gain (loss)	16	(18)	13	(21)
Net change in unrealized gain (loss)	(64)	1,005	1,990	(146)

Net increase in unitholders’ capital resulting from operations	2,996	2,404	7,362	3,723

Distributions to unitholders:
From net investment income	(1,930)	(1,206)	(1,930)	(1,808)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	40,000	—	40,000	47,000
Less offering costs	—	—	—	—
Cancellation	—	—	—	(1)

Net increase in unitholders’ capital resulting from capital activity	40,000	—	40,000	46,999

Total increase in unitholders’ capital	41,066	1,198	45,432	48,914
Unitholders’ capital, beginning of period	100,508	97,412	96,142	49,696

Unitholders’ capital, end of period	$141,574	$98,610	$141,574	$98,610

Capital unit activity (see note 7):
Units issued	3,798,756	—	3,798,756	4,630,653
Units canceled	—	—	—	(100)

Net increase from capital unit activity	3,798,756	—	3,798,756	4,630,553

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$7,362	$3,723
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(13)	21
Net change in unrealized (gain) loss on investments	(1,990)	146
(Increase) decrease in operating assets:
Purchase of investments	(247,870)	(53,476)
Net accretion of discount on investments	(927)	(518)
Proceeds from disposition of investments	62,858	19,815
Capitalization of payment-in-kind income	—	(22)
Receivable for investments sold	(64)	110
Interest receivable	(1,191)	274
Other receivable	—	57
Prepaid expenses	(29)	(27)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	18,024	(9,971)
Management fee payable	1,796	919
Incentive fee payable	2,406	—
Administration fee payable	29	(3)
Interest payable	559	(233)
Other liabilities and accrued expenses	164	28

Net Cash Used in Operating Activities	(158,886)	(39,157)

Cash Flows from Financing Activities:
Contributions from unitholders	40,000	47,000
Cancellation of units	—	(1)
Cash distributions paid	(5,308)	(1,808)
Deferred financing costs	622	449
Proceeds from borrowings	199,642	96,300
Repayments of borrowings	(75,200)	(112,800)

Net Cash Provided by Financing Activities	159,756	29,140

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	870	(10,017)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,545	34,186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,415	$24,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,338	$3,045

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—249.4%
Align Financial Holdings, LLC(2)	Insurance	L+475	1.00%	5.75%	8/26/2021	6/30/2026	$8,197	$8,097	$8,197
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	3,929	4,003	3,997
All State Ag Parts, LLC(2)	Trading Companies & Distributors	L+500	1.00%	6.00%	9/1/2021	9/1/2026	2,520	2,483	2,482
AmeriMark Intermediate Holdings, LLC(5)	Internet & Catalog Retail	L+600	1.00%	7.00%	7/28/2021	10/15/2026	22,191	21,747	21,747
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	3/1/2025	4,004	4,115	4,104
Axcella Health, Inc.(2)	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	1,963	1,965	1,963
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	1,153	1,139	1,153
BayMark Health Services, Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	7,440	7,369	7,440
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	4,732	4,663	4,661
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,250	3,260
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	5,248	5,357	5,358
Community Brands ParentCo, LLC (f/k/a Ministry Brands)	Software	L+400	1.00%	5.00%	6/11/2021	12/2/2022	17,815	17,586	17,815
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.58%	1/31/2020	7/30/2025	14,125	13,841	14,125
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	4,970	4,843	4,970
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,831	7,715	7,831
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	5.75%	8/5/2021	7/30/2027	11,761	11,560	11,555
Foundation Consumer Brands, LLC(2)	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	14,996	14,653	14,996
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	1,769	1,760	1,760
GSM Acquisition Corp.	Leisure Equipment & Products	L+500	1.00%	6.00%	4/20/2021	11/16/2026	12,230	12,114	12,108
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550	0.75%	6.25%	11/25/2020	11/25/2026	7,878	7,772	7,878
High Street Buyer, Inc.	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	5,074	4,976	4,973
Inszone Mid, LLC	Insurance	L+575	1.00%	6.75%	9/28/2021	6/30/2026	1,900	1,881	1,881
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+600	1.00%	7.00%	9/24/2021	10/1/2027	12,614	12,362	12,362
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.63%	3/12/2019	12/21/2024	14,287	14,112	14,287
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	7.75%	8/27/2021	6/1/2024	6,460	6,335	6,331
MMIT Holdings, LLC(2)	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	10,898	10,731	10,730
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	13,307	13,153	13,307
NAC Holding Corporation (Jaguar)(2)	Insurance	L+475	1.00%	5.75%	7/30/2021	9/28/2024	471	466	466
Neuronetics, Inc.(2)(4)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,098	3,101
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	4,697	4,675	4,697
Plastics Management, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	7,296	7,188	7,187
Revlon, Inc.(2)(4)	Personal Products	L+575	1.75%	7.50%	5/7/2021	5/7/2024	13,905	13,798	13,905
Rezolute, Inc.(2)	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	1,206	1,200	1,200
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	6,999	6,931	6,929
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	2,678	2,605	2,678
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	2.10%	7.60%	3/12/2019	6/1/2026	7,872	8,005	8,010
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,570	10,410	10,570
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	927	926
Smile Doctors LLC(2)	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	13,592	13,388	13,592
SOC Telemed, Inc.(2)(4)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	5,673	5,676	5,673
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	7,944	7,809	7,805
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	7,907	7,798	7,788
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	6,956	6,876	6,956
Trinity Partners, LLC(2)	Professional Services	L+500	1.00%	6.00%	12/11/2020	2/21/2025	2,657	2,635	2,657

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2021

(in thousands)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+625	1.00%	7.25%	8/12/2021	8/13/2027	$7,860	$7,667	$7,664
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	5.50%	9/3/2021	11/2/2026	1,309	1,296	1,296
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	18,653	18,199	18,653

Total Bank Debt/Senior Secured Loans								$350,229	$353,024

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.2%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	13
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	269

Total Common Equity/Equity Interests/Warrants								$50	$282

Total Investments(6) — 249.6%								$350,279	$353,306
Liabilities in Excess of Other Assets — (149.6%)									(211,732)

Net Assets — 100.0%									$141,574

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2021.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 9.9% of the total assets of the Company.

(5)

AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $1,642; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $3,106 and $1,464, respectively, based on a tax cost of $351,664. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2021
Insurance	12.7%
Software	12.3%
Personal Products	12.0%
Health Care Providers & Services	9.3%
IT Services	7.0%
Internet & Catalog Retail	6.2%
Health Care Equipment & Supplies	5.8%
Pharmaceuticals	5.1%
Diversified Consumer Services	4.3%
Specialty Retail	4.1%
Wireless Telecommunication Services	4.0%
Leisure Equipment & Products	3.4%
Building Products	3.3%
Trading Companies & Distributors	2.9%
Packaged Foods & Meats	2.2%
Life Sciences Tools & Services	2.0%
Capital Markets	1.4%
Professional Services	0.8%
Health Care Technology	0.5%
Water Utilities	0.4%
Biotechnology	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 172.0%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,970	$3,968
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	4,004	4,075	4,063
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	1,422	1,402	1,401
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,218	3,236
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,723	4,787	4,794
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.65%	1/31/2020	7/30/2025	14,271	13,932	14,022
Enhanced Permanent Capital, LLC(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	3,898	3,786	3,786
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,649	7,517	7,610
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	24,958	24,619	24,958
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,436	6,341	6,340
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,802	1,802
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.75%	3/12/2019	12/21/2024	14,254	14,042	14,253
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	8,391	8,310	8,307
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,070	3,071
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,608	4,575	4,608
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	1,251	1,215	1,214
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	5.65%	3/12/2019	12/21/2023	7,872	7,947	7,961
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,339	10,155	10,339
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	922	923
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,495	3,492
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	1,408	1,380	1,379
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,944	6,938
Trinity Partners, LLC(2)	Professional Services	L+525	1.00%	6.25%	12/11/2020	2/21/2025	2,677	2,650	2,650
World Insurance Associates, LLC(2)	Insurance	L+550	1.00%	6.50%	10/12/2020	4/1/2026	13,097	12,714	12,704
Worldwide Facilities, LLC (2)	Insurance	L+450	—	4.65%	9/13/2019	9/5/2026	8,558	8,410	8,515

Total Bank Debt/Senior Secured Loans								$164,277	$165,334

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	14
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	16

Total Common Equity/Equity Interests/Warrants								$50	$30

Total Investments(5) — 172.0%								$164,327	$165,364

							Par Amount
Cash Equivalents — 20.8%
U.S. Treasury Bill	Government				12/31/2020	2/23/2021	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 192.8%								$184,327	$185,364
Liabilities in Excess of Other Assets — (92.8%)									(89,222)

Net Assets — 100.0%									$96,142

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

September 30, 2021

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of September 30, 2021, $136,500 of capital commitments were drawn and $189,500 were unfunded.

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

September 30, 2021

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

September 30, 2021

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2021

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

(k)	The Company records expenses related to applicable equity offering costs as a charge to capital upon the sale of units, in accordance with ASC 946-20-25.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

For the three and nine months ended September 30, 2021, the Company incurred $701 and $1,796, respectively, in Management Fees, $62 and $145, respectively, in Administration Fees and $528 and $2,406, respectively, in Incentive Fees. For the three and nine months ended September 30, 2020, the Company incurred $401 and $1,320, respectively in Management Fees, $31 and $87, respectively in Administration Fees and $0 and $0, respectively in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) has been reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. $308 of offering expenses were charged to capital and $84 of organizational costs were expensed in 2019.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

The following table presents the balances of assets measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020:

Fair Value Measurements

As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$353,024	$353,024
Common Equity/Equity Interests/Warrants	269	—	13	282

Total Investments	$269	$—	$353,037	$353,306

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$165,334	$165,334
Common Equity/Equity Interests/Warrants	—	—	30	30

Total Investments	$—	$—	$165,364	$165,364

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2021:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2021	$258,520	$10	$258,530
Total gains or losses included in earnings:
Net realized loss	16	—	16
Net change in unrealized gain (loss)	(30)	3	(27)
Purchase of investment securities	134,687	—	134,687
Proceeds from dispositions of investment securities	(40,169)	—	(40,169)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2021	$353,024	$13	$353,037

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$574	$3	$577

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$165,334	$30	$165,364
Total gains or losses included in earnings:
Net realized gain	16	—	16
Net change in unrealized gain	1,738	6	1,744
Purchase of investment securities	248,798	—	248,798
Proceeds from dispositions of investment securities	(62,862)	—	(62,862)
Transfers into Level 3	—	—	—
Transfers out of Level 3(1)	—	(23)	(23)

Fair value, September 30, 2021	$353,024	$13	$353,037

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$2,179	$(1)	2,178

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$353,024	Income Approach	Market Yield	4.6% – 23.4% (7.1%	)

Common Equity/Equity Interests/Warrants	Asset	$13	Market Approach	Volatility	21.9% – 21.9% (21.9%	)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$165,334	Income Approach	Market Yield	5.0% – 16.4% (7.1%	)

Common Equity/Equity Interests/Warrants	Asset	$30	Market Approach	Volatility	22.9% – 22.9% (22.9%	)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000.    On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. There were $153,950 of borrowings outstanding as of September 30, 2021 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the current final maturity date is March 5, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $49,000 of borrowings outstanding as of September 30, 2021 under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2021 and the year ended December 31, 2020 was 3.01% and 3.94%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2021 and the year ended December 31, 2020 was $202,950 and $90,750, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2021 and December 31, 2020 is $92,733 and $34,315, respectively, comprised of the following:

	September 30, 2021	December 31, 2020
BayMark Health Services, Inc.	$9,098	$—
NAC Holdings Corporation	8,517	—
CC SAG Holdings Corp. (Spectrum Automotive)	8,394	—
Inszone Mid, LLC	8,097	—
Vessco Midco Holdings, LLC	5,881	—
Glooko, Inc.	5,308	—
High Street Buyer, Inc.	5,259	—
Plastics Management, LLC	4,529	—
Smile Doctors LLC	4,444	11,398
Maurices, Incorporated	3,479	—
GSM Acquisition Corp.	3,132	—
MRI Software LLC	2,770	5,432
RSC Acquisition, Inc.	2,458	3,902
SOC Telemed, Inc.	1,891	—
Drilling Info Holdings, Inc.	1,758	1,252
RQM+ Corp.	1,615	—
Erie Construction Mid-west, LLC	1,593	—
RxSense Holdings, LLC	1,561	1,515
TAUC Management, LLC	1,498	—
World Insurance Associates, LLC	1,339	1,412
Rezolute, Inc.	1,206	—
Kid Distro Holdings, LLC	1,121	—
MMIT Holdings, LLC	971	—
Foundation Consumer Brands, LLC	967	—
Trinity Partners, LLC	907	907
Neuronetics, Inc.	873	1,310
Ultimate Baked Goods Midco LLC	783	—
Basic Fun, Inc.	768	499
ENS Holdings III Corp. & ES Opco USA LLC	717	696
All States Ag Parts, LLC	562	—
Pinnacle Treatment Centers, Inc.	553	542
SunMed Group Holdings, LLC	350	—
Higginbotham Insurance Agency, Inc.	334	1,812
Worldwide Facilities, LLC	—	1,554
Kindred Biosciences, Inc.	—	1,345
Centrexion Therapeutics, Inc.	—	739

Total Commitments	$92,733	$34,315

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020
Units at beginning of period	9,586,174	9,586,174
Units issued	3,798,756	—

Units issued and outstanding at end of period	13,384,930	9,586,174

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Units at beginning of period	9,586,174	4,955,621
Units issued	3,798,756	4,630,653
Units canceled	—	(100)

Units issued and outstanding at end of period	13,384,930	9,586,174

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and September 30, 2020:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.03	$10.03

Net investment income	0.52	0.48
Net realized and unrealized gain (loss)	0.22	(0.01)

Net increase in Unitholders’ capital resulting from operations	0.74	0.47
Distributions to Unitholders:
From net investment income	(0.19)	(0.21)

Net asset value per unit, end of period	$10.58	$10.29

Total Return (b)(c)	5.41%	3.85%

Unitholders’ capital, end of period	$141,574	$98,610

Units outstanding, end of period	13,384,930	9,586,174

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	5.01%	4.65%

Operating expenses	4.58%	2.30%
Interest and other credit facility expenses	3.64%	3.36%

Total expenses	8.22%	5.66%

Average debt outstanding	$132,775	$63,435
Portfolio turnover ratio	26.6%	14.1%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the nine months ended September 30, 2021 and September 30, 2020 were 10,415,066 and 8,396,998, respectively.

(b)	Total return is based on the change in net asset value during the period and takes into account distributions, if any. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Note 9. Subsequent Events

On October 4, 2021, the Company amended and restated the Subscription Facility. The Subscription Facility was amended to, among other things, expand commitments to $100,000 and extend the maturity date to December 31, 2022.

On October 21, 2021, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 3,800,000 of the Company’s units (the “Units”), for an aggregate offering price of $40,000. The sale is expected to close on or about November 4, 2021.

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

On November 3, 2021, the Company entered into a first amendment of the second amended and restated SPV Facility, which increased commitments from $200,000 to $275,000.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2021, the related consolidated statements of operations and changes in unitholders’ capital, for the three-month and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2021

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

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S.

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

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which the Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at the Adviser for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining the Company’s investment objectives, the Company expects to co-invest with other vehicles managed by the Adviser. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by the Adviser will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Recent Developments

On October 4, 2021, the Company amended and restated the Subscription Facility. The Subscription Facility was amended to, among other things, expand commitments to $100 million and extend the maturity date to December 31, 2022.

On October 21, 2021, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 3.8 million of the Company’s units (the “Units”), for an aggregate offering price of $40 million. The sale is expected to close on or about November 4, 2021.

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

On November 3, 2021, the Company entered into a first amendment of the second amended and restated SPV Facility, which increased commitments from $200 million to $275 million.

Revenues

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which we have direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies.

Expenses

The Company will (directly or indirectly) bear:

(i)	all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-

related fees, costs, expenses and liabilities, including lodging and meals, all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) has been reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $0.5 million. Accordingly, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in 2019.

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested $134.3 million across 28 portfolio companies. This compares to investing $3.2 million in 7 portfolio companies for the three months ended September 30, 2020. Investments sold or prepaid during the three months ended September 30, 2021 totaled $40.7 million versus $1.0 million for the three months ended September 30, 2020.

At September 30, 2021, our portfolio consisted of 48 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 23 portfolio companies invested 100.0% directly in senior secured loans and 0.0% in common equity/equity interests/warrants at September 30, 2020.

At September 30, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value. At September 30, 2020, 98.1% of our income producing investment portfolio was floating rate and 1.9% was fixed rate, measured at fair value.

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

For purposes of calculating the NAV, the Company’s assets will generally be valued as described in Note 2(b) to the Company’s Consolidated Financial Statements.

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of September 30, 2021, the Company held $203.0 million of senior securities, for an asset coverage ratio of 169.8%.

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

Results of Operations

Results are shown for the three and nine months ended September 30, 2021 and September 30, 2020:

Investment Income

For the three and nine months ended September 30, 2021, gross investment income totaled $6.2 million and $14.2 million, respectively. For the three and nine months ended September 30, 2020, gross investment income totaled $2.8 million and $8.6 million, respectively. The comparative increases in gross investment income year over year are due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $3.2 million and $8.8 million, respectively, for the three and nine months ended September 30, 2021, of which $1.3 million and $4.3 million, respectively, were management, incentive and administration fees and $1.7 million and $3.9 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2021. Expenses totaled $1.4 million and $4.7 million, respectively, for the three and nine months ended September 30, 2020, of which $0.4 million and $1.4 million, respectively, were management fees and administration fees and $0.8 million and $2.8 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses, organization and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year comparative periods is due to an increase in fees and interest costs on a larger income-producing portfolio.

Net Investment Income

The Company’s net investment income totaled $3.0 million and $5.4 million, or $0.25 and $0.51 per average unit, respectively, for the three and nine months ended September 30, 2021. The Company’s net investment income totaled $1.4 million and $3.9 million, or $0.15 and $0.48 per average unit, respectively, for the three and nine months ended September 30, 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $40.7 million and $63.6 million, respectively, for the three and nine months ended September 30, 2021. Net realized gain over the same periods was immaterial. The Company had investment sales and prepayments totaling approximately $1.0 million and $20.0 million, respectively, for the three and nine months ended September 30, 2020. Net realized loss over the same periods was immaterial.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2021, net change in unrealized gain (loss) on the Company’s assets totaled ($0.1) million and $2.0 million, respectively. Net unrealized loss for the three months ended September 30, 2021 was primarily due the reversal of previously recognized unrealized appreciation on our investments in MMIT Holdings, LLC and Galway Partners Holdings, LLC, partially offset by appreciation on our investments in Community Brands ParentCo, LLC, Revlon, Inc. and Align Financial Holdings, LLC, among others. Net unrealized gain for the nine months ended September 30, 2021 was primarily due to appreciation on our investments in Foundation Consumer Brands, LLC, Senseonics Holdings, Inc. and Community Brands ParentCo, LLC, among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of Galway Partners Holdings, LLC and Worldwide Facilities, LLC. For the three and nine months ended September 30, 2020, net change in unrealized gain (loss) on the Company’s assets totaled $1.0 million and ($0.1) million, respectively. Net unrealized gain for the three months ended September 30, 2020 was primarily due to appreciation on our investments in Edgewood Partners Holdings, LLC, RxSense Holdings LLC and Kore Wireless Group, Inc., among others. Net unrealized loss for the nine months ended September 30, 2020 was primarily due to depreciation on our investments in MRI Software, LLC and MSHC, Inc., among others, partially offset by appreciation on our investment in RxSense Holdings LLC, among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2021, the Company had a net increase in Unitholders’ capital resulting from operations of $3.0 million and $7.4 million, respectively. For the same periods, income per average unit was $0.25 and $0.71, respectively. For the three and nine months ended September 30, 2020, the Company had a net increase in unitholders’ capital resulting from operations of $2.4 million and $3.7 million, respectively. For the same period, net income per average unit was $0.25 and $0.44, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2021, on a net basis, the Company sold and issued 13,384,930 common units at an average price of $10.20 per unit, for net proceeds of $136.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $189.5 million at September 30, 2021.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the Credit Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The Credit Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. As of September 30, 2021, there were $154.0 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due March 2022 (the “Subscription Facility”)— During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the current final maturity date is March 5, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2021, there were $49.0 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2021.

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

	Payments due by Period as of September 30, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$203.0	$49.0	$154.0	$—	$—

(1)	At September 30, 2021, we had a total of $72.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, prudent portfolio management of issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
(in millions)
BayMark Health Services, Inc.	$9.1	$—
NAC Holdings Corporation	8.5	—
CC SAG Holdings Corp. (Spectrum Automotive)	8.4	—
Inszone Mid, LLC	8.1	—
Vessco Midco Holdings, LLC	5.9	—
Glooko, Inc.	5.3	—
High Street Buyer, Inc.	5.2	—
Plastics Management, LLC	4.5	—
Smile Doctors LLC	4.4	11.4
Maurices, Incorporated	3.5	—
GSM Acquisition Corp.	3.1	—
MRI Software LLC	2.8	5.4
RSC Acquisition, Inc.	2.4	3.9
SOC Telemed, Inc.	1.9	—
Drilling Info Holdings, Inc.	1.8	1.3
RQM+ Corp.	1.6	—
Erie Construction Mid-west, LLC	1.6	—
RxSense Holdings, LLC	1.6	1.5
TAUC Management, LLC	1.5	—
World Insurance Associates, LLC	1.3	1.4
Rezolute, Inc.	1.2	—
Kid Distro Holdings, LLC	1.1	—
MMIT Holdings, LLC	1.0	—
Foundation Consumer Brands, LLC	1.0	—
Trinity Partners, LLC	0.9	0.9
Neuronetics, Inc.	0.9	1.3
Ultimate Baked Goods Midco LLC	0.8	—
Basic Fun, Inc.	0.8	0.5
ENS Holdings III Corp. & ES Opco USA LLC	0.7	0.7
All States Ag Parts, LLC	0.6	—
Pinnacle Treatment Centers, Inc.	0.6	0.6
SunMed Group Holdings, LLC	0.3	—
Higginbotham Insurance Agency, Inc.	0.3	1.8
Worldwide Facilities, LLC	—	1.6
Kindred Biosciences, Inc.	—	1.3
Centrexion Therapeutics, Inc.	—	0.7

Total Commitments	$92.7	$34.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions

The following table reflects the cash distributions per unit for the two most recent fiscal years:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal 2021
August 23, 2021	August 23, 2021	August 23, 2021	$0.14

Total 2021			$0.14

Fiscal 2020
December 30, 2020	December 30, 2020	January 29, 2021	$0.18
December 30, 2020	December 30, 2020	January 27, 2021	0.18
November 18, 2020	November 18, 2020	November 18, 2020	0.15
August 27, 2020	August 27, 2020	August 27, 2020	0.12
June 2, 2020	June 2, 2020	June 2, 2020	0.06

Total 2020			$0.69

Fiscal 2019 – No distributions

(1)	Per unit amounts are rounded.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities, SLR Senior Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including first lien and second lien debt instruments, as well as SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SLR Senior Investment Corp. and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2021, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$0.02	$(0.09)

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended September 30, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

Risks Relating to Corporate Social Responsibility. Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Risks Relating to Global Climate Change. There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy throughout much of 2020 and 2021. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

During the third quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of September 2021, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

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

Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans. We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Risks related to New Tax Legislation. Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2021, the Company issued and sold approximately 1,908,397 Units to its investors for an aggregate offering price of $20,000,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. On August 17, 2021, the Company issued and sold approximately 1,890,359 Units to its investors for an aggregate offering price of $20,000,000, in reliance upon the available exemptions from registration requirements of Section  4(a)(2) of the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On October 21, 2021, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 3.8 million of the Company’s units (the “Units”), for an aggregate offering price of $40 million. The sale is expected to close on or about November 4, 2021.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement(3)

4.1	Form of Subscription Agreement(1)

10.1	Form of Second Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC SPV LLC, as borrower; SCP Private Credit Income BDC LLC as parent and servicer; the Lenders party hereto; Wells Fargo Bank, N.A. as collateral agent, collateral administrator and securities intermediary and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 18, 2021*

10.2	Form of Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC LLC, as borrower, East West Bank, as administrative agent and a lender, and each of the other lending institutions that become a lender thereunder, dated as of October 4, 2021(4)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previously filed in connection with the Registrant’s report on Form 10-K filed on February 20, 2020.
(3)	Previously filed in connection with the Registrant’s report on Form 8-K filed on June 28, 2021.
(4)	Previously filed in connection with the Registrant’s report on Form 8-K filed on October 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)