Form 10-K
period 2021-12-31
SCP Private Credit Income BDC LLC
filed 2022-03-01
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, there was no established public market for the registrant’s units. The issuer had 17,137,275 units outstanding as of February 25, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

Item 1. Business

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”), a Delaware limited liability company formed in May 2018, is a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Adviser” or “SCP”) serves as the Company’s investment adviser.

The Company’s corporate lending strategy is focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) across the United States. In addition to senior secured loans to upper middle market companies, the Company may invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company expects to capitalize on attractive illiquidity premiums, which are excess returns paid to investors in less liquid investments that the Company identifies through its due diligence and underwriting processes, across larger private corporate loan tranches and within several specialty lending markets.

The Company was established to provide investors with attractive long-term returns through investments made pursuant to its investment strategy (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which our Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company may invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at SCP for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining the Company’s investment objectives, the Company expects to co-invest with other vehicles managed by SCP including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SLR Senior Investment Corp. (Nasdaq: SUNS), a publicly traded BDC (“SUNS”), (iii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”) and (iv) various private funds (together with SLRC, SUNS and PCI BDC, the “SCP Funds”). The Company and the SCP Funds are under common control with SCP. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SCP will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing.

The Adviser believes the broad expertise of the Adviser’s senior investment team enables it to successfully identify, assess and structure customized senior secured loans and to manage potential risk and return at all stages of the economic cycle. As an unlisted BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. This lack of regulation allows the Adviser to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors, management teams and investment banks see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach enables it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.

Moreover, the Company may opportunistically seek to acquire investments in the secondary market at attractive and/or discounted prices, especially during periods of significant market volatility. In analyzing such investments, the Company will employ a substantially similar analytical process as it uses for its primary investments as well as any prior knowledge of the target company.

The Adviser seeks to create a diverse, predominantly floating rate investment portfolio for the Company. There is no guarantee that the Company will achieve its goals or that even if achieved, an investment in the Company will result in gains to an investor. For the avoidance of doubt, any investment guidelines discussed in this annual report apply to a fully ramped-up portfolio of investments, (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from holders of our units (“Unitholders”).

The Company’s primary area of focus is the U.S. markets. The Company will use commercially reasonable efforts to not, and the Adviser will use commercially reasonable efforts to ensure that the Company will not, make any investments or conduct any activities outside of the U.S.

The Adviser — SLR Capital Partners, LLC

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

The Company and its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) engage or otherwise transact with one or more Service Providers (defined herein) in connection with their investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to the cap on operating expenses, and will not offset Management Fees (defined herein), and such amounts may be substantial.

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

Use of Name

Pursuant to the LLC Agreement, SCP has granted us a non-exclusive license to use the name “SLR Capital Partners” or “SCP” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the SCP name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SCP” name or logo.

Market Opportunity

The Company focuses on providing private corporate loans to upper middle market companies in the United States. We believe that the Company is well-positioned to provide a superior risk-adjusted return relative to publicly traded corporate bonds and loans for the following reasons:

•	Favorable long-term supply-demand dynamics in middle market lending which benefit lenders

•	Robust demand for debt capital to fund private equity transactions

•	Middle market debt capital raised in the last few years is not expected to meet demand

Premium	pricing in private corporate loans over public high yield and syndicated leveraged loans

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

Inclusion of covenants: Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company can pursue that are negative to the lender and act as warning signals for lenders. The loans in which the Company is expected to invest are expected to have comprehensive covenants including covenants that are tested on a recurring basis to ensure ongoing compliance (“maintenance covenants”). Although syndicated leveraged loans have covenants, many loans currently are “covenant-lite,” which means they do not have a complete set of financial covenants, thus providing borrower companies more freedom to negatively impact lenders. High yield bonds provide even weaker protection for lenders because they typically have incurrence-based covenants, which are only tested if the company issues more debt.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions of the Units, our Unitholders are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders.

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

We expect that the Company will benefit from SCP’s extensive experience investing in middle market companies. With the benefit of billions of dollars of investments made to hundreds of companies, SCP has developed an extensive database of information on middle market issuers and industries. The Adviser’s investment team is expected to include a number of SCP’s specialists in cash flow lending to sponsor-backed companies, asset-based lending and healthcare lending. We believe that the in-depth experience of SCP’s investment team in investing throughout various stages of the economic cycle provides us with access to ongoing market insights in addition to a powerful asset for investment sourcing.

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

Structure of Investments

We invest in portfolio companies primarily in the form of first lien senior secured loans. We seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. We expect that this collateral will take the form of first priority liens on all of the assets of a portfolio company. Opportunistically, we will invest in senior secured loans with second priority liens on the assets of the portfolio company. We may make investments that have a delayed draw feature, which may be viewed as unfunded commitments. We believe that the Company will have sufficient assets to provide adequate cover to satisfy any such unfunded commitments.

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

We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary

1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk factors are generally favorable (including a potential exit)

2	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2

Investment Rating	Summary

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants, and requires procedures for closer monitoring

4	The investment is performing well below expectations and is not anticipated to be repaid in full

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “1934 Act”) which would occur if the market value of our units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Staffing

We do not currently have any employees. Mr. Gross, our Co-Chief Executive Officer and a board member, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SCP. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SCP. Guy Talarico, our Chief Compliance Officer, is a Senior Managing Director of Foreside Consulting Services, LLC, and serves as our Chief Compliance Officer.

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

The Private Offering

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect that the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the Units issued by the Company to the Access Fund. To purchase an interest in the Access Fund, each Access Fund LP will be required to represent that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the 1933 Act (an “Accredited Investor”). To purchase Units, investors must be Accredited Investors and “qualified purchasers” for purposes of Section 3(c)(7) of the 1940 Act, or “knowledgeable employees” or companies owned exclusively by “knowledgeable employees” for purposes of the rules promulgated under the 1940 Act. Any sale of Units outside of the United States will be conducted in accordance with Regulation S under the 1933 Act. We expect the Access Fund will pass its voting rights in respect of any Units of the Company held by the Access Fund through to the Access Fund Investors.

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

As a RIC, the Company (but not its Unitholders) is generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that it timely distributes to Unitholders in any taxable year with respect to which it distributes an amount equal to at least 90% of the sum of (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Company intends to distribute annually all or substantially all of such income. Generally, if the Company fails to meet this Annual Distribution Requirement for any taxable year, it will fail to qualify as a RIC for such taxable year. To the extent the Company meets the Annual Distribution Requirement for a taxable year, but retains net capital gains for investment or any investment company taxable income, it is subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Company may choose to retain net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

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

Debt Instruments. In certain circumstances, the Company may be required to recognize taxable income prior to the time at which it receives cash. For example, if the Company holds debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK income payment or, in certain cases, increasing interest rates or issued with warrants), it must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received in the same taxable year. Because any OID accrued will be included in investment company taxable income for the year of accrual, the Company may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though it will not have received any corresponding cash amount.

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

•	The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally.

•	Periods of market volatility have occurred and could continue to occur in response to pandemics or other events.

•	The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19.

•	The Company may be unable to secure debt financing as a result of the COVID-19 pandemic or other economic disruptions.

•	The Company could be subject to the risks associated with use of leverage and otherwise incurs indebtedness.

•	The Adviser will rely on information provided by internal sources and third parties when conducting due diligence.

•	Fixed and floating rate debt instruments are subject to the risks associated with change in interest rates.

•	Most of the Company’s Portfolio Investments at any given time are expected to be illiquid.

•	Economic sanction laws may prohibit investments in certain countries and with certain individuals and companies.

General Risks Related to the Company

•	There can be no guarantee of returns and Unitholders may lose all of their money by investing in the Company.

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

RISK FACTORS (CONTINUED)

The purchase of Units involves a number of significant risks and other important factors relating to investments in BDCs generally, and relating to the strategy and investment objective of the Company in particular. An investment in the Company is a potentially suitable investment only for a sophisticated investor for whom such an investment does not represent a complete investment program and who, in consultation with its investment and tax advisors, fully understands and is capable of assuming the risks of an investment in the Company.

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

General Risks Related to Investment Strategy

Senior Secured Loans. With respect to the Company’s investments in senior secured loans (including first lien loans), the Company will generally have a security interest in assets of the company, which should mitigate the risk that the Company will not be repaid. However, the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies. Furthermore, if a secured loan is foreclosed, the Company could own the underlying collateral (e.g., real estate), and would be subject to the risks, costs and liabilities associated with owning and disposing of the collateral.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In addition on January 31, 2020, the United Kingdom (“UK”) ended its membership in the European Union (“EU”) referred to as Brexit (“Brexit”). Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and EU unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe. Events such as war, terrorism and related geopolitical risks have led, and may in the future lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. Those events could also have an acute effect on individual issuers or related groups of issuers. These risks could also adversely affect individual issuers and securities markets, interest rates, auctions, secondary trading, ratings, credit risk, inflation, deflation and other factors relating to the Company’s investments.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating military conflict between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved may continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain interruptions, increased inflationary pressure, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

During 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta and Omicron variants. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta and Omicron variants or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of February 2022, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that continue to emerge throughout the world) has to date created significant disruption in supply chains and economic activity. Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

In addition, due to the outbreak in the United States, certain personnel of our Investment Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

So far, the COVID-19 pandemic has resulted in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

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

General Credit Risk. The Company is subject to significant credit risk (i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (e.g., a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser utilizes various third parties that hold Company assets (such as the Custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “—High Yield Debt and Unrated Securities” below.

General Leverage Risks. The Company employs leverage and otherwise incurs indebtedness with respect to the portfolio both on a recourse or non-recourse basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “—Leveraged Companies” below.

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

Due Diligence Risk. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The due diligence process may at times be required to rely on limited or incomplete information. The Adviser selects Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilities may be significant and could reduce Company returns.

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

Notwithstanding the foregoing, at any time during the Company’s term, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Investment Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new Investment Management Agreement. Although it is expected that (x) any new investment adviser would be a registered investment adviser under the Advisers Act, (y) the management fee and incentive fee payable by the Company to such entities would be identical to that payable to the Adviser and (z) certain investment professionals would continue to be responsible for managing the Company’s assets, there is no guarantee that any or all of such characteristics will apply to any such new investment adviser.

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

Forward-Looking Statements. This report contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form 10-K. Those forward-looking statements reflect the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form 10-K.

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

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. If the Adviser fails to comply with the relevant and increasing laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage.

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

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Our Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Technological Innovation Risks. Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which SLR Capital Partners and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

Corporate Social Responsibility Risks. Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Climate Change Risks. There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Risks Related to Changes in Tax Law. Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. New legislation and any other tax law developments including new or revised U.S. Treasury regulations, administrative interpretations or court decisions, could negatively and perhaps retroactively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our Unitholders, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Risks Related to RICs and BDCs

Failure to Qualify as a RIC. Although the Company has elected to be treated as a RIC, no assurance can be given that it will be able to maintain qualification as a RIC. To maintain qualification as a RIC, the Company must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if the Company obtains at least 90% of gross income for each year from dividends, interest, gains from certain passive investments, including the sale of stock or Units or securities, or similar sources.

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

The annual distribution requirement will be satisfied if the Company distributes to our Unitholders on an annual basis at least 90% of the Company’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Company may use debt financing, it is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirement. If the Company is unable to obtain cash from other sources, it could fail to qualify as a RIC and become subject to corporate-level U.S. federal income tax on all of its income.

If the Company fails to qualify as a RIC for any reason and becomes subject to corporate income tax, the resulting corporate taxes could substantially reduce net assets, the amount of income available for distribution and the amount of distributions. Such a failure could have a material adverse effect on the Company, the net asset value of the Units and the total return, if any, obtainable from an investment in the Units.

Recognizing Income Before or Without Receiving Cash. For U.S. federal income tax purposes, the Company will include in income certain amounts that the Company has not yet received in cash, such as the accrual of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, and increases in loan balances as a result of contracted

PIK arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not currently receive in cash.

Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement to timely distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain its qualification as a RIC. In such a case, the Company may have to sell some of its Portfolio Investments at times the Company would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources and is otherwise unable to satisfy such distribution requirement, the Company may fail to maintain its qualification as a RIC and become subject to corporate-level U.S. federal income tax.

Tax Considerations Regarding Dividends for Private BDCs. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2022 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

Potential Dividend Deferrals. In order for the Company to maintain its tax treatment as a RIC, the Company must distribute to Unitholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If the Company qualifies for taxation as a RIC, it generally will not be subject to corporate-level U.S. federal income tax on its investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that it timely distributes to Unitholders. The Company will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless it distributes each calendar year at least the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which it paid no U.S. federal income tax.

Under the Code, the Company may satisfy certain of its RIC distributions with dividends paid after the end of the current year. In particular, if the Company pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, the Company may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow the Company to maintain qualification for taxation as a RIC and eliminate liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, the Company may defer distribution of income earned during the current year until December of the following year. For example, the Company may defer distributions of income earned during 2022 until as late as December 31, 2023. If the Company chooses to pay a spillover dividend, it will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce its dividends and/or defer dividends to the following taxable year. If the Company defers dividends, it may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, the Company may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “In-Kind Dividend Considerations.”

In-Kind Dividend Considerations. The Company may distribute taxable dividends that are payable in part in its Units. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (the “IRS”), a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many Unitholders elect to receive cash, the cash available for distribution must be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in shares). In no event will any Unitholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such Unitholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. Because the Company is not currently a publicly offered RIC, its ability to rely on the revenue procedure and other guidance is uncertain. If the Company elects to pay a distribution in its own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. Unitholder may be required to pay tax with respect to such dividends in excess of any cash received. Furthermore, with respect to non-U.S. Unitholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Units.

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

Regulatory Risks Relating to the Company

Exemptive Relief. The Company and the other BDCs for which SCP is the Investment Adviser (SLR Investment Corp. (Nasdaq: SLRC) (“SLRC”), SLR Senior Investment Corp. (Nasdaq: SUNS) (“SUNS”), and SLR HC BDC LLC (“SLR HC” and, together with SLRC and SUNS, the “SCP BDCs”) are substantially limited in their ability to co-invest in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions with the SCP BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SCP BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SCP will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SCP and its affiliates, including the SCP BDCs, pursuant to the conditions of the Order.

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

Risks Related to Changes in Regulatory Policy. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

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

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting the Company’s ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

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

Reporting Company Filing Requirements. As a BDC, the Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on systems and resources. The 1934 Act requires that the Company file annual, quarterly and current reports with respect to business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company incurs significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrative Coordinator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

Per an announcement by the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, on March 5, 2021: (i) 24 LIBOR settings ceased to exist after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value and/or transferability of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the COVID-19 pandemic, negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

Lack of Control over Investments. The Company invests in debt securities, but may hold a non-controlling interest in one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the Board. In addition, the management of the company or its shareholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling interest may be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

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

Portfolio Investment Risk. The Company’s Portfolio Investments may involve a high degree of business and financial risk. Portfolio Investments may be in early stages of development, may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Portfolio Investments will also include companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, many of them will have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. In addition, Portfolio Investments in which the Company invests may be required to comply with numerous U.S. and non-U.S. statutory and regulatory standards. A Portfolio Investment could be materially and adversely affected as a result of statutory or regulatory changes or changes in judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Investment, the markets in which such Portfolio Investment operates or such Portfolio Investment’s industry generally.

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

•

An election to defer PIK income payments by adding them to principal increases the Company’s gross assets and, thus, increases future base fees to the Adviser and, because income payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;

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

Item 3. Legal Proceedings

Neither we nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Holders

As of February 25, 2022, there was 1 holder of record of our Units.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to unitholders.

We cannot assure unitholders that they will receive any distributions at a particular level.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

•	changes in the political conditions and relations between the United States, Russia, Ukraine and other nations.

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

•	the risks, uncertainties and other factors we identify in Item 1A.—Risk Factors contained in this Annual Report on Form 10-K and in our other filings with the SEC.

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

None.

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

Portfolio and Investment Activity

During the year ended December 31, 2021, we invested approximately $377.4 million across 48 portfolio companies. This compares to investing approximately $91.5 million across 21 portfolio companies for the year ended December 31, 2020. Investments sold or prepaid during the year ended December 31, 2021 totaled approximately $108.2 million versus approximately $48.1 million for the year ended December 31, 2020.

At December 31, 2021, our portfolio consisted of 52 portfolio companies and was invested 99.9% in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 27 portfolio companies invested 100.0% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value, at December 31, 2020.

At December 31, 2021, 96.7% of our income producing investment portfolio was floating rate and 3.3% was fixed rate, measured at fair value. At December 31, 2020, 98.2% of our income producing investment portfolio was floating rate and 1.8% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of December 31, 2021, the Company held $267.7 million of senior securities, for an asset coverage ratio of 165.8%.

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

Results of Operations

Results are shown for the fiscal years ended December 31, 2021 and December 31, 2020. Results for the fiscal period ended December 31, 2019 can be found in Item 7 of the Company’s report on Form 10-K filed on February 24, 2021, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2021 and 2020, gross investment income totaled $22.3 million and $11.8 million, respectively. The increase in investment income year over year is due to an increase in the size of the income producing portfolio as the Company continues to ramp toward its targeted investment portfolio size.

Expenses

Expenses totaled $13.0 million and $6.2 million, respectively, for the fiscal years ended December 31, 2021 and December 31, 2020, of which $6.1 million and $1.9 million, respectively, were management, incentive and administration fees and $6.2 million and $3.7 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.7 million and $0.7 million, respectively, for the fiscal years ended December 31, 2021 and 2020. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The increase in expenses year over year was generally due to an increase in the size of the portfolio, leading to an increase in management fees, incentive fees, administration fees and interest expense.

Net Investment Income

The Company’s net investment income totaled $9.3 million and $5.5 million, or $0.79 and $0.64 per average unit, respectively, for the fiscal years ended December 31, 2021 and 2020.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $108 million and $48 million, respectively, for the fiscal years ended December 31, 2021 and 2020. Net realized gains over the same period totaled $0.01 million and $0.2 million, respectively. Net realized gains for fiscal year 2021 were de minimis. Net realized gains for fiscal year 2020 were primarily related to the sale of select assets.

Net Change in Unrealized Gain

For the fiscal years ended December 31, 2021 and 2020, net change in unrealized gain on the Company’s investments totaled $2.6 million and $0.4 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2021 is primarily due to appreciation on our investments in World Insurance Associates, LLC, Foundation Consumer Brands, LLC and MMIT Holdings, LLC, among others, partially offset by the reversal of previously recorded unrealized appreciation on our investments in Galway Partners Holdings, LLC and Worldwide Facilities, LLC, among others. Net unrealized gain for the fiscal year ended December 31, 2020 was primarily due to appreciation on our investments in RxSense Holdings LLC, Galway Partners Holdings, LLC and ENS Holdings III Corp. & ES Opco USA LLC, among others, partially offset by the reversal of previous recorded unrealized appreciation on our investments in Kingsbridge Holdings, LLC, MRI Software LLC and Enhanced Capital Group, LLC among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal years ended December 31, 2021 and 2020, the Company had a net increase in unitholders’ capital resulting from operations of $11.9 million and $6.1 million, respectively. For the same period, income per average unit was $1.01 and $0.70, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to December 31, 2021, on a net basis, the Company sold and issued 17,137,275 common units at an average price of $10.30 per unit, for net proceeds of $176.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $149.5 million at December 31, 2021.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. As of December 31, 2021, there were $217.4 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2022 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2021, there were $50.3 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at December 31, 2021.

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

	Payments due by Period as of December 31, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities(1)	$267.7	$—	$267.7	$—	$—

(1)	At December 31, 2021, we had a total of $107.3 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
(in millions)
Arcutis Biotherapeutics, Inc.	$18.4	$—
BridgeBio Pharma, Inc.	9.8	—
CC SAG Holdings Corp. (Spectrum Automotive)	8.0	—
NAC Holdings Corporation	6.5	—
Vessco Midco Holdings, LLC	5.9	—
Glooko, Inc.	5.3	—
Inszone Mid, LLC	5.3	—
Maurices, Incorporated	5.0	—
Plastics Management, LLC	4.5	—
Apex Service Partners, LLC	4.2	—
Transportation Insight, LLC	3.8	—
Tilley Chemical Buyer, Inc.	2.9	—
MRI Software LLC	2.2	5.4
Ivy Fertility Services, LLC	1.9	—
Drilling Info Holdings, Inc.	1.8	1.3
Peter C. Foy & Associates Insurance Services, LLC	1.6	—
RQM+ Corp.	1.6	—
Erie Construction Mid-west, LLC	1.6	—
RxSense Holdings, LLC	1.6	1.5
TAUC Management, LLC	1.5	—
Nexus Intermediate III, LLC (Vortex)	1.3	—
Rezolute, Inc.	1.2	—
GSM Acquisition Corp.	1.1	—
Kid Distro Holdings, LLC	1.1	—
High Street Buyer, Inc.	1.1	—
Foundation Consumer Brands, LLC	1.0	—
SOC Telemed, Inc.	0.9	—
BayMark Health Services, Inc.	0.9	—
Basic Fun, Inc.	0.9	0.5
MMIT Holdings, LLC	0.8	—
Pinnacle Treatment Centers, Inc.	0.6	0.6
Neuronetics, Inc.	0.4	1.3
SunMed Group Holdings, LLC	0.4	—
World Insurance Associates, LLC.	0.3	1.4
Ultimate Baked Goods Midco LLC	0.3	—
All States Ag Parts, LLC	0.3	—
ENS Holdings III Corp. & ES Opco USA LLC	0.3	0.7
Smile Doctors LLC	—	11.4
RSC Acquisition, Inc.	—	3.9
Higginbotham Insurance Agency, Inc.	—	1.8
Worldwide Facilities, LLC	—	1.6
Kindred Biosciences, Inc.	—	1.3
Trinity Partners, LLC	—	0.9
Centrexion Therapeutics, Inc.	—	0.7

Total Commitments	$106.3	$34.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net interest income. During the fiscal year ended December 31, 2021, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately three cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$0.03	$(0.08)

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the years ended December 31, 2021 and 2020 and for the period March 12, 2019 (commencement of operations) to December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 and for the period March 12, 2019 to December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 1, 2022

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $436,217 and $164,327, respectively)	$439,886	$165,364
Cash	11,181	10,545
Cash equivalents (cost: $0 and $20,000, respectively)	—	20,000
Interest receivable	2,253	627
Receivable for investments sold	32	4
Prepaid expenses	18	18

Total assets	$453,370	$196,558

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($217,350 and $53,050 face amounts, respectively, reported net of unamortized debt issuance costs of $2,613 and $838, respectively. See note 5)	$214,737	$52,212
Revolving credit facility due December 2022 (the “Subscription Facility”) ($50,300 and $23,500 face amounts, respectively, reported net of unamortized debt issuance costs of $381 and $41, respectively. See note 5)	49,919	23,459
Distribution payable	7,277	3,378
Management fee payable (see note 3)	—	143
Incentive fee payable (see note 3)	2,749	—
Administration fee payable (see note 3)	79	32
Interest payable (see note 5)	1,601	507
Payable for cash equivalents purchased	—	20,000
Other liabilities and accrued expenses	895	685

Total liabilities	$277,257	$100,416

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ capital (17,137,275 and 9,586,174 units, respectively, issued and outstanding. See note 2f)	176,177	96,182
Accumulated distributable loss (see note 2f)	(64)	(40)

Total unitholders’ capital	$176,113	$96,142

Total liabilities and unitholders’ capital	$453,370	$196,558

Net asset value per unit	$10.28	$10.03

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations

(in thousands, except unit amounts)

	Year ended December 31, 2021	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$22,219	$11,609	$5,463
Other income from non-controlled/non-affiliated investments	83	178	5

Total investment income	22,302	11,787	5,468

Expenses:
Management fees (see note 3)	$2,654	$1,773	$965
Incentive fees (see note 3)	3,213	—	—
Administration fees (see note 3)	224	118	49
Interest and other credit facility expenses (see note 5)	6,167	3,657	3,506
Other general and administrative expenses	757	693	1,175

Total expenses	13,015	6,241	5,695

Net investment income (loss)	$9,287	$5,546	$(227)

Realized and unrealized gain on investments and cash equivalents:
Net realized gain on non-controlled/non-affiliated investments and cash equivalents	$12	$151	$76
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	2,632	383	654

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	2,644	534	730

Net Increase in Unitholders’ Capital Resulting From Operations	$11,931	$6,080	$503

Net Income Per Unit	$1.01	$0.70	$0.15

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31, 2021	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$9,287	$5,546	$(227)
Net realized gain	12	151	76
Net change in unrealized gain	2,632	383	654

Net increase in unitholders’ capital resulting from operations	11,931	6,080	503

Distributions to unitholders (see note 9):
From distributable earnings	(11,960)	(6,633)	—

Increase (decrease) in unitholders’ capital resulting from capital activity (see note 7):
Contributions	80,000	47,000	60,500
Repurchases	—	—	(11,000)
Less offering costs	—	—	(308)
Cancellation	—	(1)	—

Net increase in unitholders’ capital resulting from capital activity	80,000	46,999	49,192

Total increase in unitholders’ capital	79,971	46,446	49,695
Unitholders’ capital, beginning of period	96,142	49,696	1

Unitholders’ capital, end of period	$176,113	$96,142	$49,696

Capital unit activity (see note 7):
Units issued	7,551,101	4,630,653	6,074,544
Units repurchased	—	—	(1,119,023)
Units canceled	—	(100)	—

Net increase from capital unit activity	7,551,101	4,630,553	4,955,521

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows

(in thousands)

	Year ended December 31, 2021	Year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$11,931	$6,080	$503
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized gain on investments and cash equivalents	(12)	(151)	(76)
Net change in unrealized gain on investments	(2,632)	(383)	(654)
(Increase) decrease in operating assets:
Purchase of investments	(377,385)	(91,509)	(131,636)
Proceeds from disposition of investments	106,964	47,913	12,190
Net accretion of discount on investments	(1,457)	(730)	(306)
Capitalization of payment-in-kind income	—	(22)	—
Receivable for investments sold	(28)	106	(110)
Interest receivable	(1,626)	186	(813)
Other receivable	—	57	(57)
Prepaid expenses	—	2	(20)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(20,000)	(9,969)	29,969
Management fee payable	(143)	(258)	401
Incentive fee payable	2,749	—	—
Administration fee payable	47	(2)	34
Interest payable	1,094	(247)	754
Other liabilities and accrued expenses	210	442	243
Deferred financing costs	976	600	404

Net Cash Used in Operating Activities	(279,312)	(47,885)	(89,174)

Cash Flows from Financing Activities:
Contributions from unitholders	80,000	47,000	60,500
Repurchases from unitholders	—	—	(11,000)
Cancellation of units	—	(1)	—
Cash distributions paid	(8,061)	(3,255)	—
Offering costs	—	—	(308)
Proceeds from borrowings	331,709	138,800	152,067
Repayments of borrowings	(143,700)	(138,300)	(77,900)

Net Cash Provided by Financing Activities	259,948	44,244	123,359

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,364)	(3,641)	34,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,545	34,186	1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,181	$30,545	$34,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,073	$3,904	$2,752

*	Commencement of operations

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—249.7%
ACRES Commercial Mortgage, LLC(2)	Diversified Financial Services	L+705	1.00%	8.05%	12/24/2021	8/21/2028	$12,660	$12,407	$12,407
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	3,929	4,014	4,007
All State Ag Parts, LLC(2)	Trading Companies & Distributors	L+500	1.00%	6.00%	9/1/2021	9/1/2026	2,748	2,709	2,748
AmeriMark Intermediate Holdings, LLC(5)	Internet & Catalog Retail	L+600	1.00%	7.00%	7/28/2021	10/15/2026	22,191	21,763	21,747
Apex Service Partners, LLC(2)	Diversified Consumer Services	L+525	1.00%	6.25%	11/5/2021	7/31/2025	14,931	14,676	14,670
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	9,195	9,157	9,154
Axcella Health, Inc.(2)	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	1,963	1,971	1,968
Basic Fun, Inc.(2)	Specialty Retail	L+550	1.00%	6.50%	10/30/2020	10/30/2023	1,297	1,283	1,297
BayMark Health Services, Inc.(2)	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	15,639	15,489	15,639
BridgeBio Pharma, Inc.(2)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	14,627	14,419	14,407
CC SAG Holdings Corp. (Spectrum Automotive)(2)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	5,148	5,075	5,148
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,261	3,268
Cerapedics, Inc.(2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	5,248	5,376	5,366
Community Brands ParentCo, LLC (f/k/a Ministry Brands)(2)	Software	L+400	1.00%	5.00%	6/11/2021	12/2/2022	17,770	17,590	17,770
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.60%	1/31/2020	7/30/2025	14,090	13,822	14,090
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	5,554	5,417	5,554
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,527	7,422	7,527
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	5.75%	8/5/2021	7/30/2027	11,732	11,538	11,732
Foundation Consumer Brands, LLC(2)	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	14,223	13,910	14,223
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	1,769	1,764	1,760
GSM Acquisition Corp.(2)	Leisure Equipment & Products	L+500	1.00%	6.00%	4/20/2021	11/16/2026	14,170	14,039	14,170
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550	0.75%	6.25%	11/25/2020	11/25/2026	8,212	8,105	8,212
High Street Buyer, Inc.(2)	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	9,241	9,064	9,241
Inszone Mid, LLC(2)	Insurance	L+575	1.00%	6.75%	9/28/2021	6/30/2026	4,713	4,668	4,690
Ivy Fertility Services, LLC(2)	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	9,170	9,011	9,010
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+600	1.00%	7.00%	9/24/2021	10/1/2027	12,583	12,340	12,331

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2021

(in thousands)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
KORE Wireless Group, Inc.(2)(4)	Wireless Telecommunication Services	L+550	—	5.72%	3/12/2019	12/21/2024	$14,251	$14,087	$14,251
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	7.75%	8/27/2021	6/1/2024	4,518	4,437	4,518
MMIT Holdings, LLC(2)	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	13,126	12,921	13,126
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	13,872	13,719	13,872
NAC Holding Corporation (Jaguar)(2)	Insurance	L+525	1.00%	6.25%	7/30/2021	9/28/2024	6,737	6,655	6,703
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,107	3,108
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	L+550	0.75%	6.25%	12/13/2021	12/6/2027	5,992	5,888	5,887
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	L+600	0.75%	6.75%	10/29/2021	11/1/2028	14,668	14,524	14,521
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	4,696	4,678	4,696
Plastics Management, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	7,278	7,174	7,205
Revlon, Inc.(2)(4)	Personal Products	L+575	1.75%	7.50%	5/7/2021	5/7/2024	13,905	13,807	13,905
Rezolute, Inc.(2)	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	1,206	1,204	1,203
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	6,982	6,916	6,964
RSC Acquisition, Inc.(2)	Insurance	L+550	0.75%	6.25%	10/5/2020	11/1/2026	5,123	4,982	5,123
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	2.10%	7.60%	3/12/2019	6/1/2026	7,872	8,028	8,029
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,543	10,391	10,543
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	801	814	813
SOC Telemed, Inc.(2)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	6,619	6,634	6,635
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	7,842	7,713	7,763
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	7,907	7,803	7,827
Tilley Chemical Buyer, Inc.(2)	Trading Companies & Distributors	L+600	1.00%	7.00%	12/8/2021	12/31/2026	9,798	9,677	9,676
Transportation Insight, LLC(2)	Road & Rail	L+450	1.00%	5.50%	10/27/2021	12/18/2024	2,300	2,266	2,265
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+625	1.00%	7.25%	8/12/2021	8/13/2027	8,199	8,004	7,994
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	5.50%	9/3/2021	11/2/2026	1,324	1,311	1,311
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	19,587	19,137	19,587

Total Bank Debt/Senior Secured Loans								$436,167	$439,661

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2021

(in thousands)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—0.1%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	$27	$13
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	212

Total Common Equity/Equity Interests/Warrants								$50	$225

Total Investments(6)—249.8%								$436,217	$439,886
Liabilities in Excess of Other Assets—(149.8%)									(263,773)

Net Assets—100.0%									$176,113

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2021.

(2)

Indicates an investment that is wholly or partially held by SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 14.5% of the total assets of the Company.

(5)

AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $984; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $3,772 and $4,756, respectively, based on a tax cost of $440,870. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2021
Insurance	15.5%
Health Care Providers & Services	11.6%
Software	10.0%
Diversified Consumer Services	6.9%
Personal Products	6.4%
Pharmaceuticals	6.2%
IT Services	6.2%
Internet & Catalog Retail	5.0%
Trading Companies & Distributors	4.5%
Health Care Equipment & Supplies	3.7%
Biotechnology	3.6%
Wireless Telecommunication Services	3.2%
Leisure Equipment & Products	3.2%
Diversified Financial Services	2.8%
Building Products	2.7%
Packaged Foods & Meats	1.8%
Life Sciences Tools & Services	1.6%
Professional Services	1.3%
Specialty Retail	1.3%
Capital Markets	1.3%
Road & Rail	0.5%
Health Care Technology	0.4%
Water Utilities	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—172.0%
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	$3,929	$3,970	$3,968
Apollo Endosurgery, Inc.(2)	Health Care Equipment & Supplies	L+750	1.36%	8.86%	3/15/2019	9/1/2024	4,004	4,075	4,063
Basic Fun, Inc.(2)	Specialty Retail	L+675	1.00%	7.75%	10/30/2020	10/30/2023	1,422	1,402	1,401
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,218	3,236
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	4,723	4,787	4,794
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.65%	1/31/2020	7/30/2025	14,271	13,932	14,022
Enhanced Permanent Capital, LLC(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	3,898	3,786	3,786
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,649	7,517	7,610
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)	Insurance	L+425	1.00%	5.25%	3/12/2019	9/8/2024	24,958	24,619	24,958
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575	0.75%	6.50%	11/25/2020	11/25/2026	6,436	6,341	6,340
Kindred Biosciences, Inc.(2)(6)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,793	1,802	1,802
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	5.75%	3/12/2019	12/21/2024	14,254	14,042	14,253
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	8,391	8,310	8,307
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,070	3,071
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+625	1.00%	7.25%	1/22/2020	12/31/2022	4,608	4,575	4,608
RSC Acquisition, Inc.(2)	Insurance	L+550	1.00%	6.50%	10/5/2020	11/1/2026	1,251	1,215	1,214
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550	—	5.65%	3/12/2019	12/21/2023	7,872	7,947	7,961
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,339	10,155	10,339
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	915	922	923
SI-BONE, Inc.(2)(4)	Health Care Equipment & Supplies	L+940	0.33%	9.73%	5/29/2020	6/1/2025	3,492	3,495	3,492
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	12/17/2020	10/6/2022	1,408	1,380	1,379
Southern Auto Finance Company(2)(4)	Diversified Financial Services	—	—	11.15%	4/5/2019	12/4/2021	3,000	2,999	3,000
The Children’s Place, Inc.(2)(4)	Specialty Retail	L+800	1.00%	9.00%	10/5/2020	5/9/2024	7,044	6,944	6,938
Trinity Partners, LLC(2)	Professional Services	L+525	1.00%	6.25%	12/11/2020	2/21/2025	2,677	2,650	2,650
World Insurance Associates, LLC(2)	Insurance	L+550	1.00%	6.50%	10/12/2020	4/1/2026	13,097	12,714	12,704
Worldwide Facilities, LLC(2)	Insurance	L+450	—	4.65%	9/13/2019	9/5/2026	8,558	8,410	8,515

Total Bank Debt/Senior Secured Loans								$164,277	$165,334

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2020

(in thousands)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	$27	$14
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		102,942	23	16

Total Common Equity/Equity Interests/Warrants								$50	$30

Total Investments(5)—172.0%								$164,327	$165,364

							Par Amount
Cash Equivalents — 20.8%
U.S. Treasury Bill	Government				12/31/2020	2/23/2021	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 192.8%								$184,327	$185,364

Liabilities in Excess of Other Assets — (92.8%)									(89,222)

Net Assets — 100.0%									$96,142

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2020.

(2)

Indicates an investment that is wholly or partially held by SCP Private Credit Income BDC LLC through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

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

December 31, 2021

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of December 31, 2021, $176,500 of capital commitments were drawn and $149,500 were unfunded.

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

December 31, 2021

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

a.

the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR Capital Partners, LLC (the “Adviser”) responsible for the portfolio investment;

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

(f)

Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2021, $5 was reclassified on our balance sheet between accumulated distributable net loss and common Unitholders’ capital. Total earnings and net asset value are not affected.

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

December 31, 2021

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

December 31, 2021

(in thousands, except unit amounts)

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

December 31, 2021

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

For the years ended December 31, 2021, December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019, the Company incurred $2,654, $1,773 and $965, respectively, in Management Fees, $224, $118 and $49, respectively, in Administration Fees and $3,213, $0 and $0, respectively in Incentive Fees.

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

December 31, 2021

(in thousands, except unit amounts)

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2021 and December 31, 2020:

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$439,661	$439,661
Common Equity/Equity Interests/Warrants	212	—	13	225

Total Investments	$212	$—	$439,674	$439,886

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$165,334	$165,334
Common Equity/Equity Interests/Warrants	—	—	30	30

Total Investments	$—	$—	$165,364	$165,364

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2021:

	Bank Debt/ Senior Secured Loans	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2020	$165,334	$30	$165,364
Total gains or losses included in earnings:
Net realized gain	16	—	16
Net change in unrealized gain	2,437	6	2,443
Purchase of investment securities	378,842	—	378,842
Proceeds from dispositions of investment securities	(106,968)	—	(106,968)
Transfers into Level 3	—	—	—
Transfers out of Level 3(1)	—	(23)	(23)

Fair value, December 31, 2021	$439,661	$13	$439,674

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$2,860	$(1)	2,859

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2020:

	Bank Debt/Senior Secured Loans	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$120,453	$29	$120,482
Total gains or losses included in earnings:
Net realized gain (loss)	173	(17)	156
Net change in unrealized loss	371	12	383
Purchase of investment securities	92,255	6	92,261
Proceeds from dispositions of investment securities	(47,918)	—	(47,918)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2020	$165,334	$30	$165,364

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$365	$(5)	$360

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$439,661	Income Approach	Market Yield	4.7% -14.0% (7.2%)
Common Equity/Equity Interests/Warrants	Asset	$13	Market Approach	Volatility	22.0% - 22.0% (22.0%)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$165,334	Income Approach	Market Yield	5.0% - 16.4% (7.1%)
Common Equity/Equity Interests/Warrants	Asset	$30	Market Approach	Volatility	22.9% - 22.9% (22.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. There were $217,350 of borrowings outstanding as of December 31, 2021 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $50,300 of borrowings outstanding as of December 31, 2021 under the Subscription Facility.

The average annualized interest cost for borrowings for the years ended December 31, 2021 and December 31, 2020 was 3.0% and 3.9%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the years ended December 31, 2021 and December 31, 2020 was $273,850 and $90,750, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2021 and December 31, 2020 is $106,337 and $34,315, respectively, comprised of the following:

	December 31, 2021	December 31, 2020
Arcutis Biotherapeutics, Inc.	$18,390	$—
BridgeBio Pharma, Inc.	9,751	—
CC SAG Holdings Corp. (Spectrum Automotive)	7,965	—
NAC Holdings Corporation	6,535	—
Vessco Midco Holdings, LLC	5,862	—
Glooko, Inc.	5,308	—
Inszone Mid, LLC	5,273	—
Maurices, Incorporated	4,969	—
Plastics Management, LLC	4,529	—
Apex Service Partners, LLC	4,221	—
Transportation Insight, LLC	3,819	—
Tilley Chemical Buyer, Inc.	2,918	—
MRI Software LLC	2,170	5,432
Ivy Fertility Services, LLC	1,917	—
Drilling Info Holdings, Inc.	1,758	1,252
Peter C. Foy & Associates Insurance Services, LLC	1,639	—
RQM+ Corp.	1,615	—
Erie Construction Mid-west, LLC	1,593	—
RxSense Holdings, LLC.	1,558	1,515
TAUC Management, LLC	1,498	—
Nexus Intermediate III, LLC (Vortex)	1,264	—
Rezolute, Inc.	1,206	—
GSM Acquisition Corp.	1,138	—
Kid Distro Holdings, LLC	1,121	—
High Street Buyer, Inc.	1,080	—
Foundation Consumer Brands, LLC	967	—
SOC Telemed, Inc.	946	—
BayMark Health Services, Inc.	880	—
Basic Fun, Inc.	864	499

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

	December 31, 2021	December 31, 2020
MMIT Holdings, LLC	850	—
Pinnacle Treatment Centers, Inc.	553	542
Neuronetics, Inc.	437	1,310
SunMed Group Holdings, LLC	433	—
World Insurance Associates, LLC.	356	1,412
Ultimate Baked Goods Midco LLC	339	—
All States Ag Parts, LLC	328	—
ENS Holdings III Corp. & ES Opco USA LLC	287	696
Smile Doctors LLC	—	11,398
RSC Acquisition, Inc	—	3,902
Higginbotham Insurance Agency, Inc	—	1,812
Worldwide Facilities, LLC.	—	1,554
Kindred Biosciences, Inc.	—	1,345
Trinity Partners, LLC	—	907
Centrexion Therapeutics, Inc.	—	739

Total Commitments	$106,337	$34,315

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Units at beginning of period	9,586,174	4,955,621
Units issued	7,551,101	4,630,653
Units repurchased	—	—
Units canceled	—	(100)

Units issued and outstanding at end of period	17,137,275	9,586,174

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2021 and December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the period March 12, 2019* to December 31, 2019
Per Unit Data:(a)
Net asset value per unit, beginning of period	$10.03	$10.03	$10.00

Net investment income (loss)	0.79	0.65	(0.07)
Net realized and unrealized gain	0.48	0.11	0.22

Net increase in Unitholders’ capital resulting from operations	1.27	0.76	0.15
Offering costs	—	—	(0.12)
Distributions to Unitholders:
From net investment income	(1.02)	(0.76)	—

Net asset value per unit, end of period	$10.28	$10.03	$10.03

Total Return(b)(c)	12.66%	7.58%	0.30%
Unitholders’ capital, end of period	$176,113	$96,142	$49,696

Units outstanding, end of period	17,137,275	9,586,174	4,955,621
Ratios to average net assets of Unitholders’ Capital(c):
Net investment income (loss)	7.61%	6.35%	(0.71)%

Operating expenses	5.61%	2.96%	6.80%
Interest and other credit facility expenses	5.05%	4.18%	10.89%

Total expenses	10.66%	7.14%	17.69%

Average debt outstanding	$154,853	$64,742	$52,864
Portfolio turnover ratio	39.3%	32.8%	15.2%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the year ended December 31, 2021, the year ended December 31, 2020 and the period March 12, 2019 through December 31, 2019 were 11,759,898, 8,695,917 and 3,243,482, respectively.

(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the fiscal years ended December 31, 2021 and 2020 were as follows(1):

	2021		2020
Ordinary income	$11,237	94.0%	$6,474	97.6%
Capital gains	723	6.0	159	2.4%
Return of capital	—	0.0%	—	0.0%

Total distributions	$11,960	100.0%	$6,633	100.0%

There were no distributions for the period March 12, 2019 (commencement of operations) to December 31, 2019.

As of December 31, 2021, 2020 and 2019 the total accumulated earnings (loss) on a tax basis were as follows(1):

	2021	2020	2019
Undistributed ordinary income	$988	$382	$844
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	988	382	844
Post-October capital losses	—	—	—
Capital loss carryforward	—	—	—
Other book/tax temporary differences	(68)	(74)	(79)
Net unrealized depreciation	(984)	(348)	(262)

Total tax accumulated earnings (loss)	$(64)	$(40)	$503

(1)

Tax information for the fiscal years ended December 31, 2021, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for federal tax years since 2019 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2021 and 2020, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2021 and 2020, 99.67% and 98.50%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2021 and 2020, 0.41% and 3.71%, respectively, of the distributions represent short-term capital gains dividends.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(in thousands, except unit amounts)

Note 10. Subsequent Events

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2021.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Name	Age	Position	Director Since:
Interested Directors
Michael S. Gross	60	Co-Chief Executive Officer, President and Director	2018
Bruce Spohler	61	Co-Chief Executive Officer, Chief Operating Officer and Director	2018
Independent Directors
Steve Hochberg	60	Director	2018
David S. Wachter	58	Director	2018
Leonard A. Potter	60	Director	2018

The address for each of our directors is c/o SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Richard L. Peteka	60	Chief Financial Officer, Treasurer and Secretary
Guy Talarico	66	Chief Compliance Officer

Biographical Information

Interested Directors

Michael S. Gross has been a director since May 2018, President since June 2018, sole Chief Executive Officer of the Company for June 2018-June 2019 and Co-Chief Executive Officer of the Company since June 2019. Further, he was the managing member, the chairman of the board of directors and the chief executive officer of Solar Capital LLC since its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., a BDC managed by SCP, in November 2007. Solar Capital Ltd. was renamed SLR Investment Corp. in January 2021. Mr. Gross has been the chairman of the board of directors of SLR Investment Corp. since December 2007, and chief executive officer and president since November 2007. Mr. Gross has also been the chairman of the board of directors, chief executive officer and president of SLR Senior Investment Corp., a BDC managed by SCP, since 2010 and SLR HC BDC LLC since 2020. Mr. Gross also currently serves as a managing member of our investment adviser, SCP.

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

Mr. Gross currently serves as the chairman of the board of directors of Global Ship Lease Inc. From 1992 to 2013, Mr. Gross served on the board of directors of Saks, Inc., from 2007 to 2016, he served on the board of directors of Jarden Corporation, and from 1999 to 2008, he served on the board of directors of United Rentals, Inc., and in the past has served on the boards of directors, including in certain cases, in the capacity as a lead director, of more than 20 public and private companies. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, and serves on the Board of Directors of New York Road Runners. He also serves as a member of the Kellogg Global Advisory Board and the Ross School Advisory Board at the University of Michigan. Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Gross’ intimate knowledge of the business and operations of SLR Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the Board valuable insight but also positions him well to continue to serve as the chairman of our Board.

Bruce Spohler has been a director since May 2018, Chief Operating Officer of the Company since June 2018 and Co-Chief Executive Officer since June 2019. He was a senior vice president of Solar Capital LLC from its inception in February 2007. Solar Capital LLC converted to Solar Capital Ltd., in November 2007. Solar Capital Ltd. was renamed SLR Investment Corp. in January 2021. Mr. Spohler has been a member of the board of directors of SLR Investment Corp. since September 2009, and the chief operating officer since December 2007. In addition, Mr. Spohler has served as chief operating officer and a member of the board of directors of SLR Senior Investment Corp. since its inception in December 2010 and of SLR HC BDC LLC since 2020. Mr. Spohler also currently serves as a managing partner of our investment adviser, SCP. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During his tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the U.S. As a co-head of U.S. Leveraged Finance, he oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization. Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR Capital’s business and operations, gives the Board valuable industry-specific knowledge and expertise on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since May 2018. Further, he was a director of Solar Capital LLC from its inception in February 2007, and has been a director of SLR Investment Corp. since November 2007. Mr. Hochberg has also served as the director of SLR Senior Investment Corp. since 2011 and of SLR HC BDC LLC since 2020. Mr. Hochberg has been a partner at Deerfield Management, a healthcare investment firm, since 2013. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is Vice Chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since May 2018. He has also been a director of SLR Investment Corp. since September 2009. Mr. Potter has also served as a director of SLR Senior Investment Corp. since 2011 and of SLR HC BDC LLC since 2020. Mr. Potter is currently the President and Chief Investment Officer of Wildcat Capital Management, LLC, a registered investment adviser, since 2011. Mr. Potter co-founded and has served as Senior Managing Director at Vida Ventures I and II, each a biotech venture fund, since 2017. From August 2009 through August 2011, Mr. Potter served as the Chief Investment Officer of Salt Creek Hospitality, a private acquirer and owner of hospitality related assets. From December 2002 through July 2009, Mr. Potter was a Managing Director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and SuRo Capital Corp., a publicly-traded BDC since 2011, and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the Board.

David S. Wachter has been a director of the Company since May 2018. He was a director of Solar Capital LLC from its inception in February 2007, and has been a director of SLR Investment Corp. since November 2007. He has also been a director of SLR Senior Investment Corp. since 2011 and of SLR HC BDC LLC since 2020. Mr. Wachter is a Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors

Richard L. Peteka has been Chief Financial Officer, Treasurer and Secretary of the Company since June 2018. He has been the chief financial officer, treasurer and secretary of SLR Investment Corp. since May 2012. He has also served as the chief financial officer, treasurer and secretary of SLR Senior Investment Corp. since May 2012 and of SLR HC BDC LLC since 2020. Mr. Peteka joined SLR Capital from Apollo Investment Corporation, a publicly-traded BDC, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer. Mr. Peteka holds a B.S. in Finance from The College at Old Westbury and an MBA in International Finance from St. John’s University.

Guy Talarico has been Chief Compliance Officer of the Company since June 2018. He has been the chief compliance officer of SLR Investment Corp. since July 2008. In addition, Mr. Talarico has served as chief compliance officer of SLR Senior Investment Corp. since its inception in December 2010 and of SLR HC BDC LLC since 2020. Mr. Talarico founded and had served as chief executive officer of Alaric Compliance Services, LLC, (successor to EOS Compliance Services LLC) since December 2005 through December 2021. In December 2021, Alaric was acquired by Foreside Consulting Services, LLC. Mr. Talarico serves as Senior Managing Director of Foreside Consulting Services, LLC. Mr. Talarico has served and continues to serve as chief compliance officer for other BDCs, funds and/or investment advisers who are not affiliated with the SLR Capital entities. Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

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

Mr. Peteka, our Chief Financial Officer, Treasurer, and Secretary is paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company. Through unaffiliated Foreside Consulting Services, LLC, Guy Talarico is our Chief Compliance Officer (“CCO”). Foreside Consulting Services, LLC and our CCO are paid by us on a direct basis and will be approved annually by our Board of Directors.

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2021.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 25, 2022, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross	—	—
Bruce Spohler	—	—
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Richard L. Peteka	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	—	—

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the 1934 Act.
(2)	Based on a total of 17,137,275 Company’s Units issued and outstanding on February 25, 2022.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 25, 2022. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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

Use of Name

Pursuant to the LLC Agreement, SCP has granted us a non-exclusive license to use the name “SLR Capital Partners” or “SCP” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the SCP name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SCP” name or logo.

Relationship with the Adviser and Potential Conflicts of Interest

Conflicts of Interest; Other Activities of the Adviser. Various potential and actual conflicts of interest are expected to arise from the overall investment activities of the Adviser and its affiliates, some of which are noted below. The Adviser and its affiliates serve as an investment adviser to other investment vehicles, funds and clients and expect to make investment decisions for the accounts of others, including other investment vehicles and funds, that are different from those that will be made by the Adviser on behalf of the Company. Such conflicts may arise, for example, when both the Company and/or clients of SCP invest in (i) securities or other instruments issued by a particular issuer and in certain assets owned by such issuer; and (ii) different parts of an issuer’s capital structure, whereby one or more clients own senior debt obligations of an issuer and other clients own junior debt or equity of the same issuer, or one or more clients own public securities and other clients own private securities. In such circumstances, matters such as decisions over the operations or activities of the issuer involved; negotiations over the terms and conditions of the investment; decisions with respect to amendments, consents or waivers; the targeted returns from the investment; the timeframe for, or method of, exiting the investment; or bankruptcy-related matters (including decisions over whether to trigger an event of default or over the terms of any workout) are likely to result in conflicts of interest.

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

Subject to the foregoing and applicable law, (i) the Adviser and its affiliates expect to invest for the accounts of clients in various securities or other instruments or investments that are senior, pari passu or junior to, or have interests different from or adverse to, the securities or other instruments or investments that are owned by the Company, (ii) the Adviser and its affiliates may engage in transactions that arrange for or provide financing or leverage for the Company’s investment program and/or investments, and the Company may pledge or sell assets (including pursuant to reverse repurchase agreements) to the Adviser and its affiliates in connection therewith and (iii) the Adviser and/or its affiliates expects to at certain times be simultaneously seeking to purchase (or sell) investments for the Company and to sell (or purchase) the same investment for accounts, funds or structured products for which it serves as asset manager now or in the future, or for its clients or affiliates, and to enter into cross trades (including similar transactions such as novations of derivatives transactions) in such circumstances, including with respect to securities or other assets that may be illiquid and difficult to value. In addition, the Adviser and its affiliates expect to buy securities and other investments from or sell securities and other investments to the Company, if permitted by and in accordance with applicable law. These other relationships may also result in securities laws restrictions on transactions in these instruments by the Company and otherwise create potential conflicts of interest for the Adviser.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hochberg, Potter and Wachter qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the 1934 Act.

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

Table below in thousands

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$159.4	$145.6
Audit-Related Fees	—	—
Tax Fees	17.5	17.0
All Other Fees	—	—
Total Fees:	$176.9	$162.6

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2021, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(4)

3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement(7)

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities(6)

10.1	Amended and Restated Investment Management Agreement with Solar Capital Partners, LLC(4)

10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd., and Citibank, N.A.(1)

10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A.(1)

10.4	Form of Second Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC SPV LLC, as borrower; SCP Private Credit Income BDC LLC as parent and servicer; the Lenders party hereto; Wells Fargo Bank, N.A. as collateral agent, collateral administrator and securities intermediary and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 18, 2021(3)

10.5	Form of Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC LLC, as borrower, East West Bank, as administrative agent and a lender, and each of the other lending institutions that become a lender thereunder, dated as of October 4, 2021(5)

14.1	Code of Ethics(6)

14.2	Code of Business Conduct(2)

21.1	Subsidiaries of SCP Private Credit Income BDC LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit No.	Description

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed on August 24, 2018.
(2)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 21, 2019.
(3)	Previously filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 3, 2021.
(4)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 20, 2020.
(5)	Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on October 8, 2021.
(6)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 24, 2021.
(7)	Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on June 28, 2021.

Item	16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP PRIVATE CREDIT INCOME BDC LLC

/S/ MICHAEL S. GROSS	/S/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: March 1, 2022	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

March 1, 2022	/S/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

March 1, 2022	/S/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

March 1, 2022	/S/ STEVEN HOCHBERG Steven Hochberg	Director

March 1, 2022	/S/ DAVID S. WACHTER David S. Wachter	Director

March 1, 2022	/S/ LEONARD A. POTTER Leonard A. Potter	Director

March 1, 2022	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary