Form 10-Q
period 2022-03-31
SCP Private Credit Income BDC LLC
filed 2022-05-03
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

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

As of March 31, 2022, there was no established public market for the registrant’s units. The issuer had 17,137,275 units outstanding as of April 29, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2022

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and the three months ended March 31, 2021 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2022 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2021	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1a.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		44

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1.	Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $455,911 and $436,217, respectively)	$460,351	$439,886
Cash	6,787	11,181
Interest receivable	2,755	2,253
Receivable for investments sold	134	32
Prepaid expenses	126	18

Total assets	$470,153	$453,370

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($228,050 and $217,350 face amounts, respectively, reported net of unamortized debt issuance costs of $2,290 and $2,613, respectively. See note 5)	$225,760	$214,737
Revolving credit facility due December 2022 (the “Subscription Facility”) ($59,000 and $50,300 face amounts, respectively, reported net of unamortized debt issuance costs of $287 and $381, respectively. See note 5)	58,713	49,919
Distribution payable	—	7,277
Management fee payable (see note 3)	871	—
Incentive fee payable (see note 3)	1,274	2,749
Administration fee payable (see note 3)	88	79
Interest payable (see note 5)	1,700	1,601
Other liabilities and accrued expenses	819	895

Total liabilities	$289,225	$277,257

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ capital (17,137,275 and 17,137,275 units, respectively, issued and outstanding)	176,177	176,177
Accumulated distributable net earnings (loss)	4,751	(64)

Total unitholders’ capital	$180,928	$176,113

Total liabilities and unitholders’ capital	$470,153	$453,370

Net asset value per unit	$10.56	$10.28

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$8,522	$3,317
Other income from non-controlled/non-affiliated investments	125	1

Total investment income	8,647	3,318

Expenses:
Management fees (see note 3)	$871	$479
Incentive fees (see note 3)	850	175
Administration fees (see note 3)	88	37
Interest and other credit facility expenses (see note 5)	2,589	999
Other general and administrative expenses	205	170

Total expenses	4,603	1,860

Net investment income	$4,044	$1,458

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$(10)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	771	456

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	771	446

Net Increase in Unitholders’ Capital Resulting From Operations	$4,815	$1,904

Net Income Per Unit	$0.28	$0.20

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$4,044	$1,458
Net realized gain (loss)	—	(10)
Net change in unrealized gain	771	456

Net increase in unitholders’ capital resulting from operations	4,815	1,904

Increase in unitholders’ capital resulting from capital activity
Contributions	—	—

Net increase (decrease) in unitholders’ capital resulting from capital activity	—	—

Total increase in unitholders’ capital	4,815	1,904
Unitholders’ capital, beginning of period	176,113	96,142

Unitholders’ capital, end of period	$180,928	$98,046

Capital unit activity (see note 7):
Units issued	—	—

Net increase from capital unit activity	—	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$4,815	$1,904
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	—	10
Net change in unrealized gain on investments	(771)	(456)
(Increase) decrease in operating assets:
Purchase of investments	(40,490)	(50,332)
Net accretion of discount on investments	(541)	(233)
Proceeds from disposition of investments	21,394	3,749
Capitalization of payment-in-kind income	(57)	—
Receivable for investments sold	(102)	(539)
Interest receivable	(502)	(293)
Prepaid expenses	(108)	(85)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	—	28,316
Management fee payable	871	478
Incentive fee payable	(1,475)	175
Administration fee payable	9	5
Interest payable	99	57
Other liabilities and accrued expenses	(76)	33
Deferred financing costs	417	167

Net Cash Used in Operating Activities	(16,517)	(17,044)

Cash Flows from Financing Activities:
Cash distributions paid	(7,277)	(3,378)
Proceeds from borrowings	38,400	53,873
Repayments of borrowings	(19,000)	(23,500)

Net Cash Provided by Financing Activities	12,123	26,995

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,394)	9,951
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,181	30,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,787	$40,496

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,490	$942

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 254.3%
ACRES Commercial Mortgage, LLC(2)	Diversified Financial Services	L+705	1.00%	8.05%	12/24/2021	8/21/2028	$12,660	$12,414	$12,407
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	3,929	4,025	4,145
All State Ag Parts, LLC(2)	Trading Companies & Distributors	L+500	1.00%	6.00%	9/1/2021	9/1/2026	2,897	2,858	2,897
AmeriMark Intermediate Holdings, LLC(2)(5)	Internet & Catalog Retail	L+600	1.00%	7.00%	7/28/2021	10/15/2026	21,838	21,435	21,401
Apex Service Partners, LLC(2)	Diversified Consumer Services	L+525	1.00%	6.25%	11/5/2021	7/31/2025	18,426	18,126	18,333
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	9,195	9,190	9,154
Ardelyx, Inc.(2)	Pharmaceuticals	L+795	0.10%	8.18%	2/23/2022	3/1/2027	3,319	3,300	3,296
Axcella Health, Inc.(2)	Pharmaceuticals	L+860	0.10%	8.83%	9/2/2021	9/1/2026	1,963	1,977	1,977
Basic Fun, Inc.(2)	Specialty Retail	L+550	1.00%	6.50%	10/30/2020	10/30/2023	960	952	960
BayMark Health Services, Inc.(2)	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	15,902	15,754	15,902
BridgeBio Pharma, Inc.(2)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	14,684	14,499	14,537
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	6.76%	6/29/2021	6/29/2028	5,175	5,104	5,175
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,272	3,276
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	5,248	5,395	5,615
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	7,503	7,320	7,503
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,798	7,699	7,798
Enverus Holdings, Inc. (fka Drilling Info Holdings)(2)	IT Services	L+450	—	4.96%	1/31/2020	7/30/2025	14,054	13,804	13,913
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	5.75%	8/5/2021	7/30/2027	11,702	11,517	11,702
Foundation Consumer Brands, LLC(2)	Personal Products	L+550	1.00%	6.50%	2/12/2021	2/12/2027	14,223	13,922	14,223
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	8.13%	9/30/2021	10/1/2026	1,769	1,767	1,765
GSM Acquisition Corp.(2)	Leisure Equipment & Products	S+500	1.00%	6.00%	4/20/2021	11/16/2026	13,586	13,467	13,450
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550	0.75%	6.25%	11/25/2020	11/25/2026	8,191	8,089	8,191
High Street Buyer, Inc.(2)	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	10,148	9,959	9,945
Inszone Mid, LLC(2)	Insurance	L+575	1.00%	6.75%	9/28/2021	6/30/2026	5,466	5,415	5,466
Ivy Fertility Services, LLC(2)	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	9,170	9,019	9,010
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+575	1.00%	6.75%	9/24/2021	10/1/2027	12,551	12,317	12,426
KORE Wireless Group, Inc.(2)(4)	Wireless Telecommunication Services	L+550	—	6.51%	3/12/2019	12/21/2024	14,214	14,063	14,214
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	7.75%	8/27/2021	6/1/2024	5,308	5,220	5,308
MMIT Holdings, LLC(2)	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	12,972	12,777	12,972
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	15,107	14,951	15,107
NAC Holding Corporation (Jaguar)(2)	Insurance	L+525	1.00%	6.25%	7/30/2021	9/28/2024	7,249	7,168	7,213
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,116	3,117
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	L+550	0.75%	6.25%	12/13/2021	12/6/2027	5,992	5,891	5,887
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	L+600	0.75%	6.75%	10/29/2021	11/1/2028	15,697	15,547	15,697
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	4,684	4,671	4,684
Plastics Management, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	10,774	10,622	10,774
Revlon, Inc.(2)(4)	Personal Products	L+575	1.75%	7.50%	5/7/2021	5/7/2024	13,905	13,817	13,905
Rezolute, Inc.(2)	Biotechnology	L+875	0.12%	8.98%	4/14/2021	4/1/2026	1,206	1,207	1,206
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	6,964	6,902	6,964
RSC Acquisition, Inc.(2)	Insurance	L+550	0.75%	6.25%	10/5/2020	11/1/2026	5,110	4,976	5,110
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	2.10%	7.60%	3/12/2019	6/1/2026	7,872	8,049	8,049
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	14,750	14,566	14,750
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	686	701	700
SOC Telemed, Inc.(2)	Health Care Providers & Services	L+747	0.13%	7.70%	3/26/2021	4/1/2026	6,619	6,652	7,083
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	7,822	7,698	7,822

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2022

(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	$9,280	$9,160	$9,187
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	L+600	1.00%	7.00%	12/8/2021	12/31/2026	12,734	12,582	12,575
Transportation Insight, LLC(2)	Road & Rail	L+450	1.00%	5.50%	10/27/2021	12/18/2024	2,435	2,402	2,423
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+625	1.00%	7.25%	8/12/2021	8/13/2027	8,273	8,084	8,066
Vapotherm, Inc.(4)	Health Care Equipment & Supplies	L+830	0.10%	8.53%	2/18/2022	2/1/2027	12,070	11,910	11,962
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	5.68%	9/3/2021	11/2/2026	1,358	1,345	1,331
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	19,538	19,113	19,538

Total Bank Debt/Senior Secured Loans								$455,786	$460,111

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.1%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	15
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	157
Vapotherm, Inc.†(4)	Health Care Equipment & Supplies				2/18/2022		12,960	75	68

Total Common Equity/Equity Interests/Warrants								$125	$240

Total Investments(6) — 254.4%								$455,911	$460,351
Liabilities in Excess of Other Assets — (154.4%)									(279,423)

Net Assets — 100.0%									$180,928

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2022.

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

(3)

Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2022, on a fair value basis, non-qualifying assets in the portfolio represented 18.4% of the total assets of the Company.

(5)

AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $214; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,629 and $4,843, respectively, based on a tax cost of $460,565. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2022

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2022
Insurance	15.5%
Health Care Providers & Services	12.3%
Diversified Consumer Services	8.3%
Pharmaceuticals	6.7%
Health Care Equipment & Supplies	6.2%
Personal Products	6.1%
Software	6.0%
IT Services	5.8%
Trading Companies & Distributors	5.1%
Internet & Catalog Retail	4.6%
Biotechnology	3.4%
Wireless Telecommunication Services	3.1%
Leisure Equipment & Products	2.9%
Diversified Financial Services	2.7%
Building Products	2.5%
Packaged Foods & Meats	1.8%
Capital Markets	1.6%
Life Sciences Tools & Services	1.5%
Specialty Retail	1.4%
Professional Services	1.3%
Road & Rail	0.5%
Health Care Technology	0.4%
Water Utilities	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans —249.7%
ACRES Commercial Mortgage, LLC(2)	Diversified Financial Services	L+705	1.00%	8.05%	12/24/2021	8/21/2028	$12,660	$12,407	$12,407
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	3,929	4,014	4,007
All State Ag Parts, LLC(2)	Trading Companies & Distributors	L+500	1.00%	6.00%	9/1/2021	9/1/2026	2,748	2,709	2,748
AmeriMark Intermediate Holdings, LLC(5)	Internet & Catalog Retail	L+600	1.00%	7.00%	7/28/2021	10/15/2026	22,191	21,763	21,747
Apex Service Partners, LLC(2)	Diversified Consumer Services	L+525	1.00%	6.25%	11/5/2021	7/31/2025	14,931	14,676	14,670
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	9,195	9,157	9,154
Axcella Health, Inc.(2)	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	1,963	1,971	1,968
Basic Fun, Inc.(2)	Specialty Retail	L+550	1.00%	6.50%	10/30/2020	10/30/2023	1,297	1,283	1,297
BayMark Health Services, Inc.(2)	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	15,639	15,489	15,639
BridgeBio Pharma, Inc.(2)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	14,627	14,419	14,407
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	5,148	5,075	5,148
Centrexion Therapeutics, Inc	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,261	3,268
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	5,248	5,376	5,366
Community Brands ParentCo, LLC (f/k/a Ministry Brands)(2)	Software	L+400	1.00%	5.00%	6/11/2021	12/2/2022	17,770	17,590	17,770
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.60%	1/31/2020	7/30/2025	14,090	13,822	14,090
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	5,554	5,417	5,554
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	7,527	7,422	7,527
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	5.75%	8/5/2021	7/30/2027	11,732	11,538	11,732
Foundation Consumer Brands, LLC(2)	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	14,223	13,910	14,223
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	1,769	1,764	1,760
GSM Acquisition Corp.(2)	Leisure Equipment & Products	L+500	1.00%	6.00%	4/20/2021	11/16/2026	14,170	14,039	14,170
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550	0.75%	6.25%	11/25/2020	11/25/2026	8,212	8,105	8,212
High Street Buyer, Inc.(2)	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	9,241	9,064	9,241
Inszone Mid, LLC(2)	Insurance	L+575	1.00%	6.75%	9/28/2021	6/30/2026	4,713	4,668	4,690
Ivy Fertility Services, LLC(2)	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	9,170	9,011	9,010
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+600	1.00%	7.00%	9/24/2021	10/1/2027	12,583	12,340	12,331
KORE Wireless Group, Inc.(2)(4)	Wireless Telecommunication Services	L+550	—	5.72%	3/12/2019	12/21/2024	14,251	14,087	14,251
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	7.75%	8/27/2021	6/1/2024	4,518	4,437	4,518
MMIT Holdings, LLC(2)	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	13,126	12,921	13,126
MRI Software LLC(2)	Software	L+550	1.00%	6.50%	7/23/2019	2/10/2026	13,872	13,719	13,872
NAC Holding Corporation (Jaguar)(2)	Insurance	L+525	1.00%	6.25%	7/30/2021	9/28/2024	6,737	6,655	6,703
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,107	3,108
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	L+550	0.75%	6.25%	12/13/2021	12/6/2027	5,992	5,888	5,887
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	L+600	0.75%	6.75%	10/29/2021	11/1/2028	14,668	14,524	14,521
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	4,696	4,678	4,696
Plastics Management, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	7,278	7,174	7,205
Revlon, Inc.(2)(4)	Personal Products	L+575	1.75%	7.50%	5/7/2021	5/7/2024	13,905	13,807	13,905
Rezolute, Inc.(2)	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	1,206	1,204	1,203
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	6,982	6,916	6,964
RSC Acquisition, Inc.(2)	Insurance	L+550	0.75%	6.25%	10/5/2020	11/1/2026	5,123	4,982	5,123
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	2.10%	7.60%	3/12/2019	6/1/2026	7,872	8,028	8,029
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	10,543	10,391	10,543
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	801	814	813
SOC Telemed, Inc.(2)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	6,619	6,634	6,635

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2021

(in thousands)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	$7,842	$7,713	$7,763
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	7,907	7,803	7,827
Tilley Chemical Buyer, Inc.(2)	Trading Companies & Distributors	L+600	1.00%	7.00%	12/8/2021	12/31/2026	9,798	9,677	9,676
Transportation Insight, LLC(2)	Road & Rail	L+450	1.00%	5.50%	10/27/2021	12/18/2024	2,300	2,266	2,265
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+625	1.00%	7.25%	8/12/2021	8/13/2027	8,199	8,004	7,994
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	5.50%	9/3/2021	11/2/2026	1,324	1,311	1,311
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	19,587	19,137	19,587

Total Bank Debt/Senior Secured Loans								$436,167	$439,661

Common Equity/Equity Interests/Warrants — 0.1%							Shares/ Units
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	13
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	212

Total Common Equity/Equity Interests/Warrants								$50	$225

Total Investments(6) — 249.8%								$436,217	$439,886
Liabilities in Excess of Other Assets — (149.8%)									(263,773)

Net Assets — 100.0%									$176,113

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

March 31, 2022

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of March 31, 2022, $176,500 of capital commitments were drawn and $149,500 were unfunded.

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

The offering period of the Company ended on April 5, 2019 (the “Offering Period”). The investment period of the Company ends on December 31, 2022. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.

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

March 31, 2022

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2022

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

March 31, 2022

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

March 31, 2022

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

March 31, 2022

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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $871 and $479, respectively, in Management Fees, $88 and $37, respectively, in Administration Fees and $850 and $175, respectively, in Incentive Fees.

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

March 31, 2022

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021:

Fair Value Measurements

As of March 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$460,111	$460,111
Common Equity/Equity Interests/Warrants	157	—	83	240

Total Investments	$157	$—	$460,194	$460,351

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$439,661	$439,661
Common Equity/Equity Interests/Warrants	212	—	13	225

Total Investments	$212	$—	$439,674	$439,886

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2022:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2021	$439,661	$13	$439,674
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	831	(5)	826
Purchase of investment securities	41,014	75	41,089
Proceeds from dispositions of investment securities	(21,395)	—	(21,395)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, March 31, 2022	$460,111	$83	$460,194

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,011	$(5)	$1,006

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

March 31, 2022

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$460,111	Income Approach	Market Yield	5.5% – 11.6% (7.6%)

Common Equity/Equity Interests/Warrants	Asset	$83	Market Approach	Volatility	24.2% – 24.2% (24.2%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$439,661	Income Approach	Market Yield	4.7% – 14.0% (7.2%)

Common Equity/Equity Interests/Warrants	Asset	$13	Market Approach	Volatility	22.0% – 22.0% (22.0%)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. There were $228,050 of borrowings outstanding as of March 31, 2022 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $59,000 of borrowings outstanding as of March 31, 2022 under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2022 and March 31, 2021 was 2.93% and 3.35%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2022 and March 31, 2021 was $296,550 and $107,450, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2022 and December 31, 2021 is $98,265 and $106,337, respectively, comprised of the following:

	March 31, 2022	December 31, 2021
Arcutis Biotherapeutics, Inc.	$18,390	$18,390
BridgeBio Pharma, Inc.	9,751	9,751
CC SAG Holdings Corp. (Spectrum Automotive)	7,925	7,965
Vessco Midco Holdings, LLC	5,825	5,862
NAC Holdings Corporation	5,770	6,535
Glooko, Inc.	5,308	5,308
Inszone Mid, LLC	4,503	5,273
High Street Buyer, Inc.	4,334	1,080
Maurices, Incorporated	3,727	4,969
Transportation Insight, LLC	3,678	3,819
Vapotherm, Inc.	3,018	—
Ardelyx, Inc.	2,716	—
Ivy Fertility Services, LLC	1,917	1,917
Enverus Holdings, Inc.	1,758	1,758
GSM Acquisition Corp.	1,689	1,138
RQM+ Corp.	1,615	1,615
Erie Construction Mid-west, LLC	1,593	1,593
RxSense Holdings, LLC	1,558	1,558
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
Basic Fun, Inc.	1,201	864
Kid Distro Holdings, LLC	1,121	1,121
Plastics Management, LLC	1,006	4,529
MMIT Holdings, LLC	971	850
Foundation Consumer Brands, LLC	967	967
SOC Telemed, Inc.	946	946
MRI Software LLC	897	2,170
Tilley Chemical Buyer, Inc.	746	2,918
Apex Service Partners, LLC	681	4,221
Rezolute, Inc.	603	1,206
BayMark Health Services, Inc.	579	880
Peter C. Foy & Associates Insurance Services, LLC	570	1,639
SunMed Group Holdings, LLC	433	433
World Insurance Associates, LLC	356	356
Pinnacle Treatment Centers, Inc.	307	553
Ultimate Baked Goods Midco LLC	245	339
All States Ag Parts, LLC	172	328
TAUC Management, LLC	125	1,498
Neuronetics, Inc.	—	437
ENS Holdings III Corp. & ES Opco USA LLC	—	287

Total Commitments	$98,265	$106,337

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Units at beginning of period	17,137,275	9,586,174
Units issued	—	—

Units issued and outstanding at end of period	17,137,275	9,586,174

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.28	$10.03

Net investment income	0.24	0.15
Net realized and unrealized gain	0.04	0.05

Net increase in Unitholders’ capital resulting from operations	0.28	0.20
Distributions to Unitholders:
From net investment income	—	—

Net asset value per unit, end of period	$10.56	$10.23

Total Return (b)(c)	2.72%	1.99%
Unitholders’ capital, end of period	$180,928	$98,046
Units outstanding, end of period	17,137,275	9,586,174

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.30%	1.52%

Operating expenses	1.14%	0.89%
Interest and other credit facility expenses	1.47%	1.04%

Total expenses	2.61%	1.93%

Average debt outstanding	$281,110	$89,110
Portfolio turnover ratio	4.8%	2.0%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2022 and March 31, 2021 were 17,137,275 and 9,586,174, respectively.
(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2022, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2021, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 3, 2022

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Portfolio and Investment Activity

During the three months ended March 31, 2022, we invested $40.5 million across 22 portfolio companies. This compares to investing $50.3 million in 10 portfolio companies for the three months ended March 31, 2021. Investments sold or prepaid during the three months ended March 31, 2022 totaled $21.5 million versus $3.8 million for the three months ended March 31, 2021.

At March 31, 2022, our portfolio consisted of 53 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 32 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants at March 31, 2021.

At March 31, 2022, 96.8% of our income producing investment portfolio was floating rate and 3.2% was fixed rate, measured at fair value. At March 31, 2021, 98.6% of our income producing investment portfolio was floating rate and 1.4% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150%

asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of March 31, 2022, the Company held $287.1 million of senior securities, for an asset coverage ratio of 163.0%.

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

Results of Operations

Results are shown for the three months ended March 31, 2022 and March 31, 2021:

Investment Income

For the three months ended March 31, 2022 and March 31, 2021, gross investment income totaled $8.6 million and $3.3 million, respectively. The comparative increase in gross investment income is due to a substantial increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $4.6 million and $1.9 million, respectively, for the three months ended March 31, 2022 and March 31, 2021, of which $1.8 million and $0.7 million, respectively, were management, incentive and administration fees and $2.6 million and $1.0 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2022 and March 31, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is due to a substantial increase in the size of the portfolio.

Net Investment Income

The Company’s net investment income totaled $4.0 million and $1.5 million, or $0.24 and $0.15 per average unit, respectively, for the three months ended March 31, 2022 and March 31, 2021.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $21.5 million and $3.8 million, respectively, for the three months ended March 31, 2022 and March 31, 2021. Net realized gain (loss) over the same periods totaled $0 and ($0.01) million, respectively.

Net Change in Unrealized Gain

For the three months ended March 31, 2022 and March 31, 2021, net change in unrealized gain on the Company’s assets totaled $0.8 million and $0.5 million, respectively. Net unrealized gain for the three months ended March 31, 2022 was primarily due to appreciation on our investments in SOC Telemed, Inc., Cerapedics, Inc. and Apex Service Partners, LLC, among others, partially offset by depreciation on our investments in High Street Buyer, Inc. and Enverus Holdings, Inc., among others, as well as the reversal of previously recognized appreciation in Community Brands ParentCo, LLC. Net unrealized gain for the three months ended March 31, 2021 was primarily due to appreciation on our investments in Enverus Holdings, Inc., Senseonics Holdings, Inc. and World Insurance Associates, LLC, among others, partially offset by depreciation on our investments in Galway Partners Holdings, LLC, among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2022 and March 31, 2021, the Company had a net increase in Unitholders’ capital resulting from operations of $4.8 million and $1.9 million, respectively. For the same period, income per average unit were $0.28 and $0.20, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to March 31, 2022, on a net basis, the Company sold and issued 17,137,275 common units at an average price of $10.30 per unit, for net proceeds of $176.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $149.5 million at March 31, 2022.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November

18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. As of March 31, 2022, there were $228.1 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2022 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2022, there were $59.0 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at March 31, 2022.

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

	Payments due by Period as of March 31, 2022 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$287.1	$59.0	$228.1	$—	$—

(1)	At March 31, 2022, we had a total of $87.9 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
(in millions)
Arcutis Biotherapeutics, Inc.	$18.4	$18.4
BridgeBio Pharma, Inc.	9.8	9.8
CC SAG Holdings Corp. (Spectrum Automotive)	7.9	8.0
Vessco Midco Holdings, LLC	5.8	5.9
NAC Holdings Corporation	5.8	6.5
Glooko, Inc.	5.3	5.3
Inszone Mid, LLC	4.5	5.3
High Street Buyer, Inc.	4.3	1.1
Maurices, Incorporated	3.7	5.0
Transportation Insight, LLC	3.7	3.8
Vapotherm, Inc.	3.0	—
Ardelyx, Inc.	2.7	—
Ivy Fertility Services, LLC	1.9	1.9
Enverus Holdings, Inc.	1.8	1.8
GSM Acquisition Corp.	1.7	1.1
RQM+ Corp.	1.6	1.6
Erie Construction Mid-west, LLC	1.6	1.6
RxSense Holdings, LLC	1.6	1.6
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
Basic Fun, Inc.	1.2	0.9
Kid Distro Holdings, LLC	1.1	1.1
Plastics Management, LLC	1.0	4.5
MMIT Holdings, LLC	1.0	0.8

	March 31, 2022	December 31, 2021
Foundation Consumer Brands, LLC	1.0	1.0
SOC Telemed, Inc.	0.9	0.9
MRI Software LLC	0.9	2.2
Tilley Chemical Buyer, Inc.	0.7	2.9
Apex Service Partners, LLC	0.7	4.2
Rezolute, Inc.	0.6	1.2
BayMark Health Services, Inc.	0.6	0.9
Peter C. Foy & Associates Insurance Services, LLC	0.6	1.6
SunMed Group Holdings, LLC	0.4	0.4
World Insurance Associates, LLC	0.4	0.3
Pinnacle Treatment Centers, Inc.	0.3	0.6
Ultimate Baked Goods Midco LLC	0.2	0.3
All States Ag Parts, LLC	0.2	0.3
TAUC Management, LLC	0.1	1.5
Neuronetics, Inc.	—	0.4
ENS Holdings III Corp. & ES Opco USA LLC	—	0.3

Total Commitments	$98.3	$106.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Distributions

Tax characteristics of all distributions will be reported to unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by the Board. We expect that our distributions to unitholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Related Parties

We have entered into the Investment Management Agreement with the Adviser. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities as well as SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp. and SLR HC BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2022, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$0.12	$0.01

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)