Form 10-Q
period 2022-06-30
SCP Private Credit Income BDC LLC
filed 2022-08-02
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

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

As of June 30, 2022, there was no established public market for the registrant’s units. The issuer had 18,992,563 units outstanding as of July 29, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and the three and six months ended June 30, 2021 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2022 (unaudited) and the three and six months ended June 30, 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and the six months ended June 30, 2021 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2022 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2021	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1.	Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $475,248 and $436,217, respectively)	$479,424	$439,886
Cash	11,067	11,181
Interest receivable	2,629	2,253
Receivable for investments sold	110	32
Prepaid expenses	92	18

Total assets	$493,322	$453,370

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($241,850 and $217,350 face amounts, respectively, reported net of unamortized debt issuance costs of $1,964 and $2,613, respectively. See note 5)	$239,886	$214,737
Revolving credit facility due December 2022 (the “Subscription Facility”) ($41,100 and $50,300 face amounts, respectively, reported net of unamortized debt issuance costs of $192 and $381, respectively. See note 5)	40,908	49,919
Distribution payable	—	7,277
Management fee payable (see note 3)	1,760	—
Incentive fee payable (see note 3)	2,010	2,749
Administration fee payable (see note 3)	93	79
Interest payable (see note 5)	2,403	1,601
Other liabilities and accrued expenses	1,159	895

Total liabilities	$288,219	$277,257

Commitments and contingencies (see note 6)

Unitholders’ Capital
Common Unitholders’ capital (18,992,563 and 17,137,275 units, respectively, issued and outstanding)	196,177	176,177
Accumulated distributable net earnings (loss)	8,926	(64)

Total unitholders’ capital	$205,103	$176,113

Total liabilities and unitholders’ capital	$493,322	$453,370

Net asset value per unit	$10.80	$10.28

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$9,573	$4,568	$18,095	$7,885
Other income from non-controlled/non-affiliated investments	45	47	170	48

Total investment income	9,618	4,615	18,265	7,933

Expenses:
Management fees (see note 3)	$889	$616	$1,760	$1,095
Incentive fees (see note 3)	736	1,703	1,586	1,878
Administration fees (see note 3)	93	46	181	83
Interest and other credit facility expenses (see note 5)	3,215	1,229	5,804	2,228
Other general and administrative expenses	246	164	451	334

Total expenses	5,179	3,758	9,782	5,618

Net investment income	$4,439	$857	$8,483	$2,315

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$7	$—	$(3)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(264)	1,598	507	2,054

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(264)	1,605	507	2,051

Net Increase in Unitholders’ Capital Resulting From Operations	$4,175	$2,462	$8,990	$4,366

Net Income Per Unit	$0.24	$0.26	$0.52	$0.46

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$4,439	$857	$8,483	$2,315
Net realized gain (loss)	—	7	—	(3)
Net change in unrealized gain (loss)	(264)	1,598	507	2,054

Net increase in unitholders’ capital resulting from operations	4,175	2,462	8,990	4,366

Distributions to unitholders:
From net investment income	—	—	—	—

Increase in unitholders’ capital resulting from capital activity:
Contributions	20,000	—	20,000	—

Net increase in unitholders’ capital resulting from capital activity	20,000	—	20,000	—

Total increase in unitholders’ capital	24,175	2,462	28,990	4,366
Unitholders’ capital, beginning of period	180,928	98,046	176,113	96,142

Unitholders’ capital, end of period	$205,103	$100,508	$205,103	$100,508

Capital unit activity (see note 7):
Units issued	1,855,288	—	1,855,288	—

Net increase from capital unit activity	1,855,288	—	1,855,288	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$8,990	$4,366
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	—	3
Net change in unrealized gain on investments	(507)	(2,054)
(Increase) decrease in operating assets:
Purchase of investments	(71,185)	(113,573)
Net accretion of discount on investments	(1,121)	(537)
Proceeds from disposition of investments	33,514	22,690
Capitalization of payment-in-kind income	(239)	—
Receivable for investments sold	(78)	(1,353)
Interest receivable	(376)	(610)
Prepaid expenses	(74)	(57)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	—	(10,000)
Management fee payable	1,760	1,094
Incentive fee payable	(739)	1,878
Administration fee payable	14	14
Interest payable	802	255
Other liabilities and accrued expenses	264	65
Deferred financing costs	838	363

Net Cash Used in Operating Activities	(28,137)	(97,456)

Cash Flows from Financing Activities:
Contributions from unitholders	20,000	—
Cash distributions paid	(7,277)	(3,378)
Proceeds from borrowings	72,500	120,041
Repayments of borrowings	(57,200)	(31,400)

Net Cash Provided by Financing Activities	28,023	85,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114)	(12,193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,181	30,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,067	$18,352

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,002	$1,973

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 233.7%
ACRES Commercial Mortgage, LLC(2)	Diversified Financial Services	S+705	1.00%	8.31%	12/24/2021	8/21/2028	$12,660	$12,422	$12,660
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	3,929	4,036	4,145
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+500	1.00%	7.84%	9/1/2021	9/1/2026	3,194	3,152	3,146
AmeriMark Intermediate Holdings, LLC(2)(5)	Internet & Catalog Retail	L+600	1.00%	9.58%	7/28/2021	10/15/2026	21,912	21,528	21,473
Apex Service Partners, LLC(2)	Diversified Consumer Services	L+525	1.00%	6.37%	11/5/2021	7/31/2025	18,317	18,039	18,317
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	L+745	0.10%	8.57%	12/22/2021	1/1/2027	9,195	9,224	9,195
Ardelyx, Inc.(2)	Pharmaceuticals	L+795	0.10%	9.07%	2/23/2022	3/1/2027	3,319	3,309	3,311
Axcella Health, Inc.(2)	Pharmaceuticals	L+860	0.10%	9.72%	9/2/2021	9/1/2026	1,963	1,983	1,982
Basic Fun, Inc.(2)	Specialty Retail	L+550	1.00%	7.10%	10/30/2020	10/30/2023	1,153	1,145	1,153
BayMark Health Services, Inc.(2)	Health Care Providers & Services	L+500	1.00%	6.51%	6/29/2021	6/11/2027	15,862	15,721	15,862
BridgeBio Pharma, Inc.(2)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	14,139	13,986	13,997
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	8.00%	6/29/2021	6/29/2028	5,350	5,279	5,350
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.70%	6/28/2019	1/1/2024	3,204	3,283	3,292
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	5,248	5,414	5,615
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.00%	12/29/2020	12/29/2025	7,503	7,330	7,503
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	7.00%	12/31/2019	12/31/2025	7,782	7,689	7,782
Enverus Holdings, Inc. (fka Drilling Info Holdings)(2)	IT Services	L+450	—	6.17%	1/31/2020	7/30/2025	14,018	13,785	14,018
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	5.75%	8/5/2021	7/30/2027	11,673	11,495	11,673
Foundation Consumer Brands, LLC(2)	Personal Products	L+550	1.00%	6.92%	2/12/2021	2/12/2027	13,526	13,253	13,391
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	9.02%	9/30/2021	10/1/2026	1,769	1,771	1,769
GSM Acquisition Corp.(2)	Leisure Equipment & Products	S+500	1.00%	6.11%	4/20/2021	11/16/2026	14,658	14,539	14,511
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550	0.75%	7.17%	11/25/2020	11/25/2026	8,171	8,074	8,171
High Street Buyer, Inc.(2)	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	10,201	10,017	10,201
Human Interest Inc	Internet Software & Services	S+785	1.00%	8.86%	6/30/2022	7/1/2027	6,799	6,663	6,663
Inszone Mid, LLC(2)	Insurance	L+575	1.00%	6.79%	9/28/2021	6/30/2026	6,594	6,534	6,594
Ivy Fertility Services, LLC(2)	Health Care Providers & Services	L+625	1.00%	7.37%	12/22/2021	2/25/2026	9,493	9,344	9,493
Kaseya, Inc.(2)	Software	S+575	0.75%	8.29%	6/22/2022	6/25/2029	10,966	10,802	10,801
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+575	1.00%	8.63%	9/24/2021	10/1/2027	12,520	12,295	12,520
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.75%	3/12/2019	12/21/2024	14,177	14,039	14,177
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	7.81%	8/27/2021	6/1/2024	4,807	4,733	4,807
MMIT Holdings, LLC(2)	IT Services	L+625	1.00%	8.50%	9/21/2021	9/15/2027	12,939	12,752	12,939
MRI Software LLC(2)	Software	L+550	1.00%	7.75%	7/23/2019	2/10/2026	15,387	15,239	15,387
NAC Holding Corporation (Jaguar)(2)	Insurance	L+525	1.00%	7.44%	7/30/2021	9/28/2024	10,408	10,298	10,408
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	3,056	3,125	3,124
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	L+550	0.75%	7.13%	12/13/2021	12/6/2027	5,977	5,880	5,977
OIS Management Services, LLC	Health Care Providers & Services	S+475	1.00%	6.95%	4/11/2022	7/9/2026	2,018	1,989	1,988
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	L+600	0.75%	6.75%	10/29/2021	11/1/2028	15,658	15,513	15,658
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.99%	1/22/2020	12/31/2022	4,841	4,832	4,841
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	6.08%	8/26/2021	8/18/2027	11,675	11,516	11,558
Revlon Consumer Products Corporation(2)(4)	Personal Products	P+475	1.75%	9.50%	5/7/2021	6/17/2023	13,905	13,847	13,905
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	6,947	6,888	6,947
RSC Acquisition, Inc.(2)	Insurance	S+550	0.75%	6.46%	10/5/2020	11/1/2026	5,097	4,970	5,097
Rubius Therapeutics, Inc. (2)	Pharmaceuticals	L+550	2.10%	7.60%	3/12/2019	6/1/2026	7,872	8,071	8,069
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.67%	3/17/2020	3/13/2026	14,712	14,539	14,712

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2022

(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	$572	$588	$585
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+575	1.00%	7.90%	6/3/2022	1/27/2026	722	715	715
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	7.32%	6/16/2021	6/16/2028	7,968	7,845	7,968
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.67%	2/12/2021	2/12/2027	9,053	8,941	8,962
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	L+600	1.00%	7.67%	12/8/2021	12/31/2026	13,122	12,977	13,122
Transportation Insight, LLC(2)	Road & Rail	L+450	1.00%	6.17%	10/27/2021	12/18/2024	3,023	2,984	3,023
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+650	1.00%	8.17%	8/12/2021	8/13/2027	8,231	8,049	8,025
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	L+830	0.10%	9.42%	2/18/2022	2/1/2027	12,070	11,961	12,010
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	6.00%	9/3/2021	11/2/2026	1,523	1,509	1,507
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	6.99%	10/12/2020	4/1/2026	19,615	19,211	19,222

Total Bank Debt/Senior Secured Loans								$475,123	$479,321

							Shares/ Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	19
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	82
Vapotherm, Inc.†(4)	Health Care Equipment & Supplies				2/18/2022		12,960	75	2

Total Common Equity/Equity Interests/Warrants								$125	$103

Total Investments(6) — 233.7%								$475,248	$479,424
Liabilities in Excess of Other Assets — (133.7%)									(274,321)

Net Assets — 100.0%									$205,103

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2022.

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

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2022, on a fair value basis, non-qualifying assets in the portfolio represented 9.2% of the total assets of the Company.

(5)

AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $478; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,412 and $4,890, respectively, based on a tax cost of $479,902. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2022

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2022
Insurance	15.7%
Health Care Providers & Services	11.1%
Software	9.5%
Diversified Consumer Services	8.0%
Pharmaceuticals	6.4%
Health Care Equipment & Supplies	6.0%
Personal Products	5.7%
IT Services	5.6%
Trading Companies & Distributors	5.0%
Internet & Catalog Retail	4.5%
Leisure Equipment & Products	3.0%
Wireless Telecommunication Services	3.0%
Biotechnology	2.9%
Diversified Financial Services	2.6%
Building Products	2.4%
Packaged Foods & Meats	1.7%
Capital Markets	1.6%
Life Sciences Tools & Services	1.5%
Professional Services	1.3%
Specialty Retail	1.2%
Road & Rail	0.6%
Health Care Technology	0.4%
Water Utilities	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 249.7%
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

June 30, 2022

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of June 30, 2022, $196,500 of capital commitments were drawn and $129,500 were unfunded.

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

June 30, 2022

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

une 30, 2022

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2022

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

une 30, 2022

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has determined that the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements and disclosures.

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

June 30, 2022

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

June 30, 2022

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

For the three and six months ended June 30, 2022, the Company incurred $889 and $1,760, respectively, in Management Fees, $93 and $181, respectively, in Administration Fees and $736 and $1,586, respectively, in Incentive Fees. For the three and six months ended June 30, 2021, the Company incurred $616 and $1,095, respectively, in Management Fees, $46 and $83, respectively, in Administration Fees and $1,703 and $1,878, respectively, in Incentive Fees.

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

June 30, 2022

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021:

Fair Value Measurements

As of June 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$479,321	$479,321
Common Equity/Equity Interests/Warrants	82	—	21	103

Total Investments	$82	$—	$479,342	$479,424

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$439,661	$439,661
Common Equity/Equity Interests/Warrants	212	—	13	225

Total Investments	$212	$—	$439,674	$439,886

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2022:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2022	$460,111	$83	$460,194
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized loss	(128)	(62)	(190)
Purchase of investment securities	31,457	—	31,457
Proceeds from dispositions of investment securities	(12,119)	—	(12,119)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2022	$479,321	$21	$479,342

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$302	$(62)	$240

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2021	$439,661	$13	$439,674
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	703	(67)	636
Purchase of investment securities	72,471	75	72,546
Proceeds from dispositions of investment securities	(33,514)	—	(33,514)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2022	$479,321	$21	$479,342

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$884	$(67)	$817

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$479,321	Income Approach	Market Yield	6.2% – 13.7% (8.4%)

Common Equity/Equity Interests/Warrants	Asset	$21	Market Approach	Volatility	31.1% – 31.1% (31.1%)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. There were $241,850 of borrowings outstanding as of June 30, 2022 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $41,100 of borrowings outstanding as of June 30, 2022 under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2022 and the year ended December 31, 2021 was 3.37% and 2.97%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2022 and the year ended December 31, 2021 was $296,550 and $273,850, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2022 and December 31, 2021 is $117,622 and $106,337, respectively, comprised of the following:

	June 30, 2022	December 31, 2021
Arcutis Biotherapeutics, Inc.	$18,390	$18,390
RSC Acquisition, Inc.	14,611	—
CC SAG Holdings Corp. (Spectrum Automotive)	7,736	7,965
Human Interest Inc.	6,799	—
Vessco Midco Holdings, LLC	5,657	5,862
Glooko, Inc.	5,308	5,308
OIS Management Services, LLC	5,114	—
High Street Buyer, Inc.	4,255	1,080
Southern Orthodontic Partners Management, LLC	3,790	—
Maurices, Incorporated	3,777	4,969
Plastics Management, LLC	3,598	4,529
Inszone Mid, LLC	3,353	5,273
BridgeBio Pharma, Inc.	3,250	9,751
Transportation Insight, LLC	3,051	3,819
Vapotherm, Inc.	3,018	—
Ardelyx, Inc.	2,716	—
NAC Holdings Corporation	2,585	6,535
Enverus Holdings, Inc.	1,758	1,758
RQM+ Corp.	1,615	1,615
Erie Construction Mid-west, LLC	1,593	1,593
Ivy Fertility Services, LLC	1,572	1,917
RxSense Holdings, LLC	1,558	1,558
Kaseya, Inc.	1,331	—
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
All States Ag Parts, LLC	1,170	328
Kid Distro Holdings, LLC	1,121	1,121
Basic Fun, Inc.	1,008	864
MMIT Holdings, LLC	971	850
Foundation Consumer Brands, LLC	967	967
Apex Service Partners, LLC	748	4,221
GSM Acquisition Corp.	582	1,138
BayMark Health Services, Inc.	579	880
MRI Software LLC	577	2,170
Peter C. Foy & Associates Insurance Services, LLC	570	1,639
Tilley Chemical Buyer, Inc.	374	2,918
TAUC Management, LLC	350	1,498
Ultimate Baked Goods Midco LLC	269	339
SunMed Group Holdings, LLC	268	433
World Insurance Associates, LLC	231	356
Pinnacle Treatment Centers, Inc.	138	553
Rezolute, Inc.	—	1,206
SOC Telemed, Inc.	—	946
Neuronetics, Inc.	—	437
ENS Holdings III Corp. & ES Opco USA LLC	—	287

Total Commitments	$117,622	$106,337

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Units at beginning of period	17,137,275	9,586,174
Units issued	1,855,288	—

Units issued and outstanding at end of period	18,992,563	9,586,174

	Six months ended June 30, 2022	Six months ended June 30, 2021
Units at beginning of period	17,137,275	9,586,174
Units issued	1,855,288	—

Units issued and outstanding at end of period	18,992,563	9,586,174

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and June 30, 2021:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.28	$10.03

Net investment income	0.49	0.24
Net realized and unrealized gain	0.03	0.21

Net increase in Unitholders’ capital resulting from operations	0.52	0.45
Distributions to Unitholders:
From net investment income	—	—

Net asset value per unit, end of period	$10.80	$10.48

Total Return (b)(c)	5.06%	4.49%
Unitholders’ capital, end of period	$205,103	$100,508
Units outstanding, end of period	18,992,563	9,586,174

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	4.69%	2.38%

Operating expenses	2.20%	3.49%
Interest and other credit facility expenses	3.21%	2.29%

Total expenses	5.41%	5.78%

Average debt outstanding	$280,590	$110,678
Portfolio turnover ratio	7.4%	11.1%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2022 and June 30, 2021 were 17,342,279 and 9,586,174, respectively.
(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

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

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2022, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 2, 2022

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

Portfolio and Investment Activity

During the three months ended June 30, 2022, we invested $30.7 million across 22 portfolio companies. This compares to investing $63.2 million in 18 portfolio companies for the three months ended June 30, 2021. Investments sold or prepaid during the three months ended June 30, 2022 totaled $12.3 million versus $19.2 million for the three months ended June 30, 2021.

At June 30, 2022, our portfolio consisted of 55 portfolio companies and was invested >99.9% directly in senior secured loans and <0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 37 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants at June 30, 2021.

At June 30, 2022, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value. At June 30, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150%

asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of June 30, 2022, the Company held $283.0 million of senior securities, for an asset coverage ratio of 172.5%.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has determined that the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements and disclosures.

Results of Operations

Results are shown for the three and six months ended June 30, 2022 and June 30, 2021:

Investment Income

For the three and six months ended June 30, 2022, gross investment income totaled $9.6 million and $18.3 million, respectively. For the three and six months ended June 30, 2021, gross investment income totaled $4.6 million and $7.9 million, respectively. The comparative increase in gross investment income is due to a substantial increase in the size of the income-producing portfolio along with higher LIBOR and SOFR.

Expenses

Expenses totaled $5.2 million and $9.8 million, respectively, for the three and six months ended June 30, 2022, of which $1.7 million and $3.5 million, respectively, were management, incentive and administration fees and $3.2 million and $5.8 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three months ended June 30, 2022 and June 30, 2021. Expenses totaled $3.8 million and $5.6 million, respectively, for the three and six months ended June 30, 2021, of which $2.4 million and $3.1 million, respectively, were management, incentive and administration fees and $1.2 million and $2.2 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is due to higher interest expense from increased borrowings to support a larger portfolio, along with an increase in LIBOR.

Net Investment Income

The Company’s net investment income totaled $4.4 million and $8.5 million, or $0.25 and $0.49 per average unit, respectively, for the three and six months ended June 30, 2022. The Company’s net investment income totaled $0.9 million and $2.3 million, or $0.09 and $0.24 per average unit, respectively, for the three and six months ended June 30, 2021.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $12.3 million and $33.8 million, respectively, for the three and six months ended June 30, 2022. Net realized gain (loss) over the same periods totaled $0 and $0, respectively. The Company had investment sales and prepayments totaling approximately $19.2 million and $22.9 million, respectively, for the three and six months ended June 30, 2021. Net realized gain (loss) over the same periods was immaterial.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2022, net change in unrealized gain (loss) on the Company’s assets totaled ($0.3) million and $0.5 million, respectively. Net unrealized loss for the three months ended June 30, 2022 was primarily due to the reversal of previously recognized unrealized appreciation in the value of SOC Telemed, Inc., as well as depreciation on our investments in World Insurance Associates, LLC and Foundation Consumer Brands, LLC, among others, partially offset by appreciation on our investments in ACRES Commercial Mortgage, LLC, High Street Buyer, Inc. and Ivy Fertility Services, LLC, among others. Net unrealized gain for the six months ended June 30, 2022 was primarily due to appreciation on our investments in Apex Service Partners, LLC, ACRES Commercial Mortgage, LLC and Kid Distro Holdings, LLC, among others, partially offset by depreciation on our investments in World Insurance Associates, LLC and Foundation Consumer Brands, LLC, among others, as well as the reversal of previously recognized appreciation in Community Brands ParentCo, LLC. For the three and six months ended June 30, 2021, net change in unrealized gain on the Company’s assets totaled $1.6 million and $2.1 million, respectively. Net unrealized gain for the three months ended June 30, 2021 was primarily due to appreciation on our investments in Foundation Consumer Brands, LLC, World Insurance Associates, LLC, and MMIT Holdings, LLC, among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of Worldwide Facilities, LLC. Net unrealized gain for the six months ended June 30, 2021 was primarily due to appreciation on our investments in World Insurance Associates, LLC, Foundation Consumer Brands, LLC and Senseonics Holdings, Inc., among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of Worldwide Facilities, LLC.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $4.2 million and $9.0 million, respectively. For the same period, income per average unit were $0.24 and $0.52, respectively. For the three and six months ended June 30, 2021, the Company had a net increase in Unitholders’ capital resulting from operations of $2.5 million and $4.4 million, respectively. For the same periods, income per average unit was $0.26 and $0.46, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to June 30, 2022, on a net basis, the Company sold and issued 18,992,563 common units at an average price of $10.35 per unit, for net proceeds of $196.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $129.5 million at June 30, 2022.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is LIBOR plus 2.75% with no LIBOR floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. As of June 30, 2022, there were $241.9 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2022 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2022, there were $41.1 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at June 30, 2022.

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

	Payments due by Period as of June 30, 2022 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$283.0	$41.1	$241.9	$—	$—

(1)	At June 30, 2022, we had a total of $92.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
(in millions)
Arcutis Biotherapeutics, Inc.	$18.4	$18.4
RSC Acquisition, Inc.	14.6	—
CC SAG Holdings Corp. (Spectrum Automotive)	7.7	8.0
Human Interest Inc.	6.8	—
Vessco Midco Holdings, LLC	5.6	5.9
Glooko, Inc.	5.3	5.3
OIS Management Services, LLC	5.1	—
High Street Buyer, Inc.	4.2	1.1
Southern Orthodontic Partners Management, LLC	3.8	—
Maurices, Incorporated	3.8	5.0
Plastics Management, LLC	3.6	4.5
Inszone Mid, LLC	3.3	5.3

	June 30, 2022	December 31, 2021
BridgeBio Pharma, Inc.	3.2	9.8
Transportation Insight, LLC	3.0	3.8
Vapotherm, Inc.	3.0	—
Ardelyx, Inc.	2.7	—
NAC Holdings Corporation	2.6	6.5
Enverus Holdings, Inc.	1.8	1.8
RQM+ Corp.	1.6	1.6
Erie Construction Mid-west, LLC	1.6	1.6
Ivy Fertility Services, LLC	1.6	1.9
RxSense Holdings, LLC	1.6	1.6
Kaseya, Inc.	1.3	—
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
All States Ag Parts, LLC	1.2	0.3
Kid Distro Holdings, LLC	1.1	1.1
Basic Fun, Inc.	1.0	0.9
MMIT Holdings, LLC	1.0	0.8
Foundation Consumer Brands, LLC	1.0	1.0
Apex Service Partners, LLC	0.7	4.2
GSM Acquisition Corp.	0.6	1.1
BayMark Health Services, Inc.	0.6	0.9
MRI Software LLC	0.6	2.2
Peter C. Foy & Associates Insurance Services, LLC	0.6	1.6
Tilley Chemical Buyer, Inc.	0.4	2.9
TAUC Management, LLC	0.4	1.5
Ultimate Baked Goods Midco LLC	0.3	0.3
SunMed Group Holdings, LLC	0.3	0.4
World Insurance Associates, LLC.	0.2	0.3
Pinnacle Treatment Centers, Inc.	0.1	0.6
Rezolute, Inc.	—	1.2
SOC Telemed, Inc.	—	0.9
Neuronetics, Inc.	—	0.4
ENS Holdings III Corp. & ES Opco USA LLC	—	0.3

Total Commitments	$117.6	$106.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended June 30, 2022, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.06)	$0.07

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended June 30, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)