Form 10-Q
period 2022-09-30
SCP Private Credit Income BDC LLC
filed 2022-11-02
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

As of September 30, 2022, there was no established public market for the registrant’s units. The issuer had 18,992,563 units outstanding as of October 31, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and the three and nine months ended September 30, 2021 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2022 (unaudited) and the three and nine months ended September 30, 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and the nine months ended September 30, 2021 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2022 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2021	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $537,541 and $436,217, respectively)	$542,089	$439,886
Cash	11,338	11,181
Interest receivable	3,191	2,253
Receivable for investments sold	152	32
Prepaid expenses	57	18

Total assets	$556,827	$453,370

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($271,550 and $217,350 face amounts, respectively, reported net of unamortized debt issuance costs of $1,714 and $2,613, respectively. See note 5)	$269,836	$214,737
Revolving credit facility due December 2022 (the “Subscription Facility”) ($70,800 and $50,300 face amounts, respectively, reported net of unamortized debt issuance costs of $95 and $381, respectively. See note 5)	70,705	49,919
Distribution payable	—	7,277
Management fee payable (see note 3)	2,770	—
Incentive fee payable (see note 3)	2,968	2,749
Administration fee payable (see note 3)	102	79
Interest payable (see note 5)	3,437	1,601
Other liabilities and accrued expenses	1,006	895

Total liabilities	$350,824	$277,257

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (18,992,563 and 17,137,275 units, respectively, issued and outstanding)	196,177	176,177
Accumulated distributable net earnings (loss)	9,826	(64)

Total unitholders’ capital	$206,003	$176,113

Total liabilities and unitholders’ capital	$556,827	$453,370

Net asset value per unit	$10.85	$10.28

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended

	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$11,749	$6,210	$29,844	$14,095
Other income from non-controlled/non-affiliated investments	48	7	218	55

Total investment income	11,797	6,217	30,062	14,150

Expenses:
Management fees (see note 3)	$1,010	$701	$2,770	$1,796
Incentive fees (see note 3)	958	528	2,544	2,406
Administration fees (see note 3)	102	62	283	145
Interest and other credit facility expenses (see note 5)	4,464	1,669	10,268	3,897
Other general and administrative expenses	207	213	658	547

Total expenses	6,741	3,173	16,523	8,791

Net investment income	$5,056	$3,044	$13,539	$5,359

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$16	$—	$13
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	372	(64)	879	1,990

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	372	(48)	879	2,003

Net Increase in Unitholders’ Capital Resulting From Operations	$5,428	$2,996	$14,418	$7,362

Net Income Per Unit	$0.29	$0.25	$0.81	$0.71

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended

	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$5,056	$3,044	$13,539	$5,359
Net realized gain (loss)	—	16	—	13
Net change in unrealized gain (loss)	372	(64)	879	1,990

Net increase in unitholders’ capital resulting from operations	5,428	2,996	14,418	7,362

Distributions to unitholders:
From net investment income	(4,528)	(1,930)	(4,528)	(1,930)

Increase in unitholders’ capital resulting from capital activity:
Contributions	—	40,000	20,000	40,000

Net increase in unitholders’ capital resulting from capital activity	—	40,000	20,000	40,000

Total increase in unitholders’ capital	900	41,066	29,890	45,432
Unitholders’ capital, beginning of period	205,103	100,508	176,113	96,142

Unitholders’ capital, end of period	$206,003	$141,574	$206,003	$141,574

Capital unit activity (see note 7):
Units issued	—	3,798,756	1,855,288	3,798,756

Net increase from capital unit activity	—	3,798,756	1,855,288	3,798,756

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$14,418	$7,362
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	—	(13)
Net change in unrealized gain on investments	(879)	(1,990)
(Increase) decrease in operating assets:
Purchase of investments	(137,266)	(247,870)
Net accretion of discount on investments	(1,779)	(927)
Proceeds from disposition of investments	38,182	62,858
Capitalization of payment-in-kind income	(461)	—
Receivable for investments sold	(120)	(64)
Interest receivable	(938)	(1,191)
Prepaid expenses	(39)	(29)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	—	18,024
Management fee payable	2,770	1,796
Incentive fee payable	219	2,406
Administration fee payable	23	29
Interest payable	1,836	559
Other liabilities and accrued expenses	111	164
Deferred financing costs	1,275	622

Net Cash Used in Operating Activities	(82,648)	(158,264)

Cash Flows from Financing Activities:
Contributions from unitholders	20,000	40,000
Cash distributions paid	(11,805)	(5,308)
Proceeds from borrowings	148,010	199,642
Repayments of borrowings	(73,400)	(75,200)

Net Cash Provided by Financing Activities	82,805	159,134

NET INCREASE IN CASH AND CASH EQUIVALENTS	157	870
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,181	30,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,338	$31,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,432	$3,338

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 263.1%
ACRES Commercial Mortgage, LLC(2)	Diversified Financial Services	S+705	1.00%	9.82%	12/24/2021	8/21/2028	$12,660	$12,429	$12,660
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	10.28%	12/31/2019	7/1/2024	3,929	4,047	4,204
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+500	1.00%	7.84%	9/1/2021	9/1/2026	3,423	3,380	3,423
AmeriMark Intermediate Holdings, LLC(2)(5)	Internet & Catalog Retail	L+600	1.00%	11.09%	7/28/2021	10/15/2026	21,670	21,311	21,236
Apex Service Partners, LLC(2)	Diversified Consumer Services	L+525	1.00%	7.10%	11/5/2021	7/31/2025	20,857	20,522	20,231
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	L+745	0.10%	10.08%	12/22/2021	1/1/2027	24,520	24,556	24,766
Ardelyx, Inc.(2)	Pharmaceuticals	L+795	0.10%	10.58%	2/23/2022	3/1/2027	3,319	3,318	3,319
Axcella Health, Inc.(2)	Pharmaceuticals	L+860	0.10%	11.23%	9/2/2021	9/1/2026	1,510	1,531	1,536
Basic Fun, Inc.(2)	Specialty Retail	L+550	1.00%	8.59%	10/30/2020	10/30/2023	1,201	1,195	1,201
BayMark Health Services, Inc.(2)	Health Care Providers & Services	L+500	1.00%	8.12%	6/29/2021	6/11/2027	15,902	15,766	15,902
BridgeBio Pharma, Inc.(2)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	14,250	14,121	14,126
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	9.42%	6/29/2021	6/29/2028	5,337	5,268	5,337
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	9.88%	6/28/2019	1/1/2024	2,848	2,939	2,934
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.58%	3/22/2019	3/1/2025	5,248	5,432	5,615
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	8.72%	12/29/2020	12/29/2025	7,503	7,341	7,503
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	8.42%	12/31/2019	12/31/2025	7,766	7,679	7,766
Enverus Holdings, Inc. (fka Drilling Info Holdings)(2)	IT Services	L+450	—	7.62%	1/31/2020	7/30/2025	14,490	14,270	14,490
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	7.56%	8/5/2021	7/30/2027	11,527	11,359	11,527
Foundation Consumer Brands, LLC(2)	Personal Products	L+550	1.00%	8.43%	2/12/2021	2/12/2027	12,546	12,304	12,546
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	10.53%	9/30/2021	10/1/2026	2,831	2,832	2,834
GSM Acquisition Corp.(2)	Leisure Equipment & Products	S+500	1.00%	7.32%	4/20/2021	11/16/2026	14,638	14,525	14,491
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+525	0.75%	8.37%	11/25/2020	11/25/2026	8,150	8,058	8,150
High Street Buyer, Inc.(2)	Insurance	L+600	0.75%	8.56%	4/16/2021	4/16/2028	10,674	10,487	10,674
Human Interest Inc.(2)	Internet Software & Services	S+785	1.00%	10.36%	6/30/2022	7/1/2027	6,799	6,676	6,663
iCIMS, Inc.(2)	Software	S+675	0.75%	9.49%	8/18/2022	8/18/2028	10,850	10,663	10,660
Inszone Mid, LLC(2)	Insurance	L+575	1.00%	8.23%	9/28/2021	6/30/2026	8,744	8,667	8,744
Ivy Fertility Services, LLC(2)	Health Care Providers & Services	L+625	1.00%	8.80%	12/22/2021	2/25/2026	10,542	10,385	10,542
Kaseya, Inc.(2)	Software	S+575	0.75%	8.29%	6/22/2022	6/23/2029	10,966	10,806	10,801
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+575	1.00%	8.63%	9/24/2021	10/1/2027	12,488	12,273	12,488
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	9.17%	3/12/2019	12/21/2024	14,140	14,015	14,140
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	9.38%	8/27/2021	6/1/2024	5,647	5,573	5,647
MMIT Holdings, LLC(2)	IT Services	L+625	1.00%	9.50%	9/21/2021	9/15/2027	13,076	12,893	13,076
MRI Software LLC(2)	Software	L+550	1.00%	9.17%	7/23/2019	2/10/2026	15,348	15,209	15,348
NAC Holding Corporation (Jaguar)(2)	Insurance	L+525	1.00%	8.23%	7/30/2021	9/28/2024	12,492	12,372	12,492
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765	1.66%	10.28%	3/2/2020	2/28/2025	3,056	3,134	3,132
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	L+550	0.75%	8.66%	12/13/2021	12/6/2027	5,962	5,869	5,962
OIS Management Services, LLC	Health Care Providers & Services	S+575	1.00%	9.45%	4/11/2022	7/9/2026	7,994	7,866	7,994
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650	1.00%	9.36%	8/17/2022	5/16/2024	3,862	3,834	3,833
Pediatric Home Respiratory Services, LLC(2)	Health Care Providers & Services	S+625	1.00%	9.43%	8/19/2022	12/4/2024	1,025	1,010	1,009
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+600	0.75%	8.96%	10/29/2021	11/1/2028	15,618	15,478	15,618
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	8.00%	1/22/2020	12/31/2022	4,852	4,848	4,852
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	8.13%	8/26/2021	8/18/2027	12,148	11,990	12,026
Revlon Consumer Products Corporation(2)(4)	Personal Products	P+475	1.75%	11.00%	5/7/2021	6/17/2023	13,905	13,862	13,905
RQM+ Corp.(2)	Life Sciences Tools & Services	S+550	1.00%	9.31%	8/20/2021	8/12/2026	15,720	15,528	15,720
RSC Acquisition, Inc.(2)	Insurance	S+550	0.75%	7.76%	10/5/2020	11/1/2026	7,914	7,766	7,914

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2022

(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
Rubius Therapeutics, Inc. (2)	Pharmaceuticals	L+550	2.10%	8.13%	3/12/2019	6/1/2026	$7,872	$8,094	$7,924
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	8.12%	3/17/2020	3/13/2026	14,675	14,511	14,675
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795	2.23%	10.58%	9/17/2019	9/17/2023	458	475	483
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+600	1.00%	9.19%	6/3/2022	1/27/2026	1,397	1,384	1,397
Spectrum Pharmaceuticals, Inc.(2)	Biotechnology	S+570	2.30%	8.72%	9/21/2022	9/1/2027	3,559	3,508	3,524
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	8.82%	6/16/2021	6/16/2028	7,948	7,830	7,948
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	8.16%	2/12/2021	2/12/2027	9,025	8,919	8,980
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	L+600	1.00%	8.78%	12/8/2021	12/31/2026	13,090	12,952	13,090
Transportation Insight, LLC(2)	Road & Rail	L+450	1.00%	7.62%	10/27/2021	12/18/2024	3,156	3,119	3,156
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+650	1.00%	10.17%	8/12/2021	8/13/2027	8,305	8,130	8,222
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+830	1.00%	10.93%	2/18/2022	2/1/2027	12,070	12,021	12,070
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	7.34%	9/3/2021	11/2/2026	1,945	1,928	1,925
World Insurance Associates, LLC(2)	Insurance	L+575	1.00%	8.33%	10/12/2020	4/1/2026	19,519	19,141	19,519

Total Bank Debt/Senior Secured Loans								$537,399	$541,950

							Shares/Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals				6/28/2019		56,483	27	18
Senseonics Holdings, Inc. Common Stock†(4)	Health Care Equipment & Supplies				7/25/2019		79,501	23	105
Spectrum Pharmaceuticals, Inc. Warrants†	Biotechnology				9/21/2022		53,930	17	7
Vapotherm, Inc.†(4)	Health Care Equipment & Supplies				2/18/2022		12,960	75	9

Total Common Equity/Equity Interests/Warrants								$142	$139

Total Investments(6) — 263.1%								$537,541	$542,089
Liabilities in Excess of Other Assets — (163.1%)									(336,086)

Net Assets — 100.0%									$206,003

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2022.

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

(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2022, on a fair value basis, non-qualifying assets in the portfolio represented 10.8% of the total assets of the Company.

(5)

AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $106; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $5,235 and $5,341, respectively, based on a tax cost of $542,195. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

†	Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2022

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2022
Insurance	15.3%
Health Care Providers & Services	12.3%
Software	10.3%
Pharmaceuticals	8.3%
Diversified Consumer Services	7.4%
Health Care Equipment & Supplies	5.3%
IT Services	5.1%
Personal Products	4.9%
Trading Companies & Distributors	4.5%
Internet & Catalog Retail	3.9%
Biotechnology	3.3%
Life Sciences Tools & Services	2.9%
Leisure Equipment & Products	2.7%
Wireless Telecommunication Services	2.6%
Diversified Financial Services	2.3%
Building Products	2.1%
Packaged Foods & Meats	1.5%
Capital Markets	1.4%
Specialty Retail	1.3%
Professional Services	1.1%
Road & Rail	0.6%
Health Care Technology	0.5%
Water Utilities	0.4%

Total Investments	100.0%

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

							Shares/Units
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

September 30, 2022

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced material operations. As of September 30, 2022, $196,500 of capital commitments were drawn and $129,500 were unfunded.

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

September 30, 2022

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

(i)

securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under U.S. GAAP). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation;

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

September 30, 2022

(in thousands, except unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2022

(in thousands, except unit amounts)

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

For the three and nine months ended September 30, 2022, the Company incurred $1,010 and $2,770, respectively, in Management Fees, $102 and $283, respectively, in Administration Fees and $958 and $2,544, respectively, in Incentive Fees. For the three and nine months ended September 30, 2021, the Company incurred $701 and $1,796, respectively, in Management Fees, $62 and $145, respectively, in Administration Fees and $528 and $2,406, respectively, in Incentive Fees.

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

September 30, 2022

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021:

Fair Value Measurements

As of September 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$541,950	$541,950
Common Equity/Equity Interests/Warrants	105	—	34	139

Total Investments	$105	$—	$541,984	$542,089

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$439,661	$439,661
Common Equity/Equity Interests/Warrants	212	—	13	225

Total Investments	$212	$—	$439,674	$439,886

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2022:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2022	$479,321	$21	$479,342
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	353	(4)	349
Purchase of investment securities	66,944	17	66,961
Proceeds from dispositions of investment securities	(4,668)	—	(4,668)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2022	$541,950	$34	$541,984

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$353	$5	$358

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2021	$439,661	$13	$439,674
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	1,056	(71)	985
Purchase of investment securities	139,415	92	139,507
Proceeds from dispositions of investment securities	(38,182)	—	(38,182)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2022	$541,950	$34	$541,984

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$1,237	$(71)	$1,166

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2022	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$541,950	Income Approach	Market Yield	7.6% – 15.7% (10.1%)

Common Equity/Equity Interests/Warrants	Asset	$34	Market Approach	Volatility	27.5% – 27.5% (27.5%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$439,661	Income Approach	Market Yield	4.7% – 14.0% (7.2%)

Common Equity/Equity Interests/Warrants	Asset	$13	Market Approach	Volatility	22.0% – 22.0% (22.0%)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300,000 and changed the interest rate to a SOFR-based calculation. There were $271,550 of borrowings outstanding as of September 30, 2022 under the SPV Facility.

Subscription Facility—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $70,800 of borrowings outstanding as of September 30, 2022 under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2022 and the year ended December 31, 2021 was 3.95% and 2.97%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2022 and the year ended December 31, 2021 was $342,350 and $273,850, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2022 and December 31, 2021 is $98,144 and $106,337, respectively, comprised of the following:

	September 30, 2022	December 31, 2021
RSC Acquisition, Inc.	$11,781	$—
CC SAG Holdings Corp. (Spectrum Automotive)	7,736	7,965
Human Interest Inc.	6,799	—
OIS Management Services, LLC	6,646	—
Vessco Midco Holdings, LLC	5,231	5,862
Spectrum Pharmaceuticals, Inc.	4,153	—
iCIMS, Inc.	3,915	—
High Street Buyer, Inc.	3,756	1,080
BridgeBio Pharma, Inc.	3,250	9,751
Pediatric Home Respiratory Services, LLC	3,233	—
Glooko, Inc.	3,185	5,308
Southern Orthodontic Partners Management, LLC	3,113	—
Plastics Management, LLC	3,095	4,529
Arcutis Biotherapeutics, Inc.	3,065	18,390
Transportation Insight, LLC	2,910	3,819
Ardelyx, Inc.	2,716	—
Orthopedic Care Partners Management, LLC	2,575	—
Maurices, Incorporated	2,485	4,969
Erie Construction Mid-west, LLC	1,593	1,593
RxSense Holdings, LLC	1,558	1,558
Kaseya, Inc.	1,315	—
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
Enverus Holdings, Inc.	1,250	1,758
Inszone Mid, LLC	1,180	5,273
Kid Distro Holdings, LLC	1,121	1,121
Foundation Consumer Brands, LLC	967	967
Basic Fun, Inc.	961	864
Apex Service Partners, LLC	938	4,221
All States Ag Parts, LLC	932	328
MMIT Holdings, LLC	801	850
MRI Software LLC	578	2,170
Peter C. Foy & Associates Insurance Services, LLC	570	1,639
Ivy Fertility Services, LLC	499	1,917
BayMark Health Services, Inc.	499	880
NAC Holdings Corporation	470	6,535
GSM Acquisition Corp.	466	1,138
TAUC Management, LLC	375	1,498
Tilley Chemical Buyer, Inc.	374	2,918
SunMed Group Holdings, LLC	268	433
World Insurance Associates, LLC	231	356
Ultimate Baked Goods Midco LLC	175	339
Pinnacle Treatment Centers, Inc.	115	553
RQM+ Corp.	—	1,615
Rezolute, Inc.	—	1,206
SOC Telemed, Inc.	—	946
Neuronetics, Inc.	—	437
ENS Holdings III Corp. & ES Opco USA LLC	—	287

Total Commitments	$98,144	$106,337

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021
Units at beginning of period	18,992,563	9,586,174
Units issued	—	3,798,756

Units issued and outstanding at end of period	18,992,563	13,384,930

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Units at beginning of period	17,137,275	9,586,174
Units issued	1,855,288	3,798,756

Units issued and outstanding at end of period	18,992,563	13,384,930

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and September 30, 2021:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.28	$10.03

Net investment income	0.76	0.52
Net realized and unrealized gain	0.06	0.22

Net increase in Unitholders’ capital resulting from operations	0.82	0.74
Distributions to Unitholders:
From net investment income	(0.25)	(0.19)

Net asset value per unit, end of period	$10.85	$10.58

Total Return (b)(c)	7.98%	7.38%
Unitholders’ capital, end of period	$206,003	$141,574
Units outstanding, end of period	18,992,563	13,384,930

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	7.16%	5.01%

Operating expenses	3.31%	4.58%
Interest and other credit facility expenses	5.43%	3.64%

Total expenses	8.74%	8.22%

Average debt outstanding	$291,045	$132,775
Portfolio turnover ratio	8.1%	26.6%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the nine months ended September 30, 2022 and September 30, 2021 were 17,898,419 and 10,415,066, respectively.

(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2022

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

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2022, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 2, 2022

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

Portfolio and Investment Activity

During the three months ended September 30, 2022, we invested $66.1 million across 28 portfolio companies. This compares to investing $134.3 million in 28 portfolio companies for the three months ended September 30, 2021. Investments sold or prepaid during the three months ended September 30, 2022 totaled $4.7 million versus $40.7 million for the three months ended September 30, 2021.

At September 30, 2022, our portfolio consisted of 59 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 48 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants at September 30, 2021.

At September 30, 2022, 97.4% of our income producing investment portfolio was floating rate and 2.6% was fixed rate, measured at fair value. At September 30, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of September 30, 2022, the Company held $283.0 million of senior securities, for an asset coverage ratio of 160.2%.

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

Results of Operations

Results are shown for the three and nine months ended September 30, 2022 and September 30, 2021:

Investment Income

For the three and nine months ended September 30, 2022, gross investment income totaled $11.8 million and $30.1 million, respectively. For the three and nine months ended September 30, 2021, gross investment income totaled $6.2 million and $14.2 million, respectively. The comparative increase in gross investment income is due to a substantial increase in the size of the income-producing portfolio along with higher LIBOR and SOFR.

Expenses

Expenses totaled $6.7 million and $16.5 million, respectively, for the three and nine months ended September 30, 2022, of which $2.1 million and $5.6 million, respectively, were management, incentive and administration fees and $4.5 million and $10.3 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2022. Expenses totaled $3.2 million and $8.8 million, respectively, for the three and nine months ended September 30, 2021, of which $1.3 million and $4.3 million, respectively, were management, incentive and administration fees and $1.7 million and $3.9 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is due to higher interest expense from increased borrowings to support a larger portfolio, along with an increase in LIBOR and SOFR.

Net Investment Income

The Company’s net investment income totaled $5.1 million and $13.5 million, or $0.27 and $0.76 per average unit, respectively, for the three and nine months ended September 30, 2022. The Company’s net investment income totaled $3.0 million and $5.4 million, or $0.25 and $0.51 per average unit, respectively, for the three and nine months ended September 30, 2021.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $4.7 million and $38.5 million, respectively, for the three and nine months ended September 30, 2022. Net realized gain (loss) over the same periods totaled $0 and $0, respectively. The Company had investment sales and prepayments totaling approximately $40.7 million and $63.6 million, respectively, for the three and nine months ended September 30, 2021. Net realized gain over the same periods was immaterial.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2022, net change in unrealized gain on the Company’s assets totaled $0.4 million and $0.9 million, respectively. Net unrealized gain for the three months ended September 30, 2022 was primarily due to appreciation on our investments in World Insurance Associates, LLC and Arcutis Biotherapeutics, Inc., among others, partially offset by depreciation on our investments in Apex Service Partners, LLC and Rubius Therapeutics, Inc., among others. Net unrealized gain for the nine months ended September 30, 2022 was primarily due to appreciation on our investments in ACRES Commercial Mortgage, LLC, Arcutis Biotherapeutics, Inc. and Kid Distro Holdings, LLC, among others, partially offset by depreciation on our investments in Apex Service Partners, LLC, Rubius Therapeutics, Inc. and GSM Acquisition Corp., among others, as well as the reversal of previously recognized appreciation in Community Brands ParentCo, LLC. For the three and nine months ended September 30, 2021, net change in unrealized gain (loss) on the Company’s assets totaled ($0.1) million and $2.0 million, respectively. Net unrealized loss for the three months ended September 30, 2021 was primarily due the reversal of previously recognized unrealized appreciation on our investments in MMIT Holdings, LLC and Galway Partners Holdings, LLC, partially offset by appreciation on our investments in Community Brands ParentCo, LLC, Revlon, Inc. and Align Financial Holdings, LLC, among others. Net unrealized gain for the nine months ended September 30, 2021 was primarily due to appreciation on our investments in Foundation Consumer Brands, LLC, Senseonics Holdings, Inc. and Community Brands ParentCo, LLC, among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of Galway Partners Holdings, LLC and Worldwide Facilities, LLC.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $5.4 million and $14.4 million, respectively. For the same period, income per average unit were $0.29 and $0.81, respectively. For the three and nine months ended September 30, 2021, the Company had a net increase in Unitholders’ capital resulting from operations of $3.0 million and $7.4 million, respectively. For the same periods, income per average unit was $0.25 and $0.71, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2022, on a net basis, the Company sold and issued 18,992,563 common units at an average price of $10.35 per unit, for net proceeds of $196.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $129.5 million at September 30, 2022.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300 million and changed the interest rate to a SOFR-based calculation. As of September 30, 2022, there were $271.6 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2022 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million, the stated interest rate on the Subscription Facility is LIBOR plus 2.70% and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2022, there were $70.8 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at September 30, 2022.

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

	Payments due by Period as of September 30, 2022 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$342.4	$70.8	$271.6	$—	$—

(1)	At September 30, 2022, we had a total of $57.6 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
(in millions)
RSC Acquisition, Inc.	$11.8	$—
CC SAG Holdings Corp. (Spectrum Automotive)	7.7	8.0
Human Interest Inc.	6.8	—
OIS Management Services, LLC	6.6	—
Vessco Midco Holdings, LLC	5.2	5.9
Spectrum Pharmaceuticals, Inc.	4.1	—
iCIMS, Inc.	3.9	—
High Street Buyer, Inc.	3.7	1.1
BridgeBio Pharma, Inc.	3.2	9.8
Pediatric Home Respiratory Services, LLC	3.2	—
Glooko, Inc.	3.2	5.3
Southern Orthodontic Partners Management, LLC	3.1	—

	September 30, 2022	December 31, 2021
Plastics Management, LLC	3.1	4.5
Arcutis Biotherapeutics, Inc.	3.1	18.4
Transportation Insight, LLC	2.9	3.8
Ardelyx, Inc.	2.7	—
Orthopedic Care Partners Management, LLC	2.6	—
Maurices, Incorporated	2.5	5.0
Erie Construction Mid-west, LLC	1.6	1.6
RxSense Holdings, LLC	1.6	1.6
Kaseya, Inc.	1.3	—
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
Enverus Holdings, Inc.	1.2	1.8
Inszone Mid, LLC	1.2	5.3
Kid Distro Holdings, LLC	1.1	1.1
Foundation Consumer Brands, LLC	1.0	1.0
Basic Fun, Inc.	1.0	0.9
Apex Service Partners, LLC	0.9	4.2
All States Ag Parts, LLC	0.9	0.3
MMIT Holdings, LLC	0.8	0.8
MRI Software LLC	0.6	2.2
Peter C. Foy & Associates Insurance Services, LLC	0.6	1.6
Ivy Fertility Services, LLC	0.5	1.9
BayMark Health Services, Inc.	0.5	0.9
NAC Holdings Corporation	0.5	6.5
GSM Acquisition Corp.	0.5	1.1
TAUC Management, LLC	0.4	1.5
Tilley Chemical Buyer, Inc.	0.4	2.9
SunMed Group Holdings, LLC	0.3	0.4
World Insurance Associates, LLC	0.2	0.3
Ultimate Baked Goods Midco LLC	0.2	0.3
Pinnacle Treatment Centers, Inc.	0.1	0.6
RQM+ Corp.	—	1.6
Rezolute, Inc.	—	1.2
SOC Telemed, Inc.	—	0.9
Neuronetics, Inc.	—	0.4
ENS Holdings III Corp. & ES Opco USA LLC	—	0.3

Total Commitments	$98.1	$106.3

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2022 and December 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2022, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR and SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR and SOFR	(1.00%)	1.00%

Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.08)	$0.08

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the period ended September 30, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2022.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)