Form 10-Q
period 2023-03-31
SCP Private Credit Income BDC LLC
filed 2023-05-10
CIK 1743415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2023, there was no established public market for the registrant’s units. The issuer had 25,190,253 units outstanding as of
May 8, 2023.

SCP PRIVATE CREDIT INCOME BDC LLC
FORM
10-Q
FOR THE PERIOD ENDED MARCH 31, 2023

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
SIGNATURES		46

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.
Item 1. Financial Statements
SCP Private Credit Income BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $530,773 and $529,070, respectively)	$524,126	$532,895
Cash	14,062	16,697
Interest receivable	3,367	3,647
Receivable for investments sold	37	—
Prepaid expenses	119	22

Total assets	$541,711	$553,261

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($253,050 and $267,726 face amounts, respectively, reported net of unamortized debt issuance costs of $1,048 and $1,392, respectively. See note 5)	$252,002	$266,334
Revolving credit facility due December 2023 (the “Subscription Facility”) ($24,500 and $70,400 face amounts, respectively, reported net of unamortized debt issuance costs of $172 and $185, respectively. See note 5)	24,328	70,215
Distributions payable	—	10,825
Management fee payable (see note 3)	1,058	519
Incentive fee payable (see note 3)	458	4,025
Administration fee payable (see note 3)	105	108
Interest payable (see note 5)	4,759	4,041
Other liabilities and accrued expenses	736	940

Total liabilities	$283,446	$357,007

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (25,190,253 and 18,992,563 units, respectively, issued and outstanding)	261,160	196,160
Accumulated distributable earnings (loss)	(2,895)	94

Total unitholders’ capital	$258,265	$196,254

Total liabilities and unitholders’ capital	$541,711	$553,261

Net asset value per unit	$10.25	$10.33

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Investment Income:
Interest income from non-controlled/non-affiliated investments	$14,388	$8,522
Other income from non-controlled/non-affiliated investments	404	125

Total investment income	14,792	8,647

Expenses:
Management fees (see note 3)	$1,058	$871
Incentive fees (see note 3)	(528)	850
Administration fees (see note 3)	105	88
Interest and other credit facility expenses (see note 5)	6,408	2,589
Other general and administrative expenses	266	205

Total expenses	7,309	4,603

Net investment income	$7,483	$4,044

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated investments	$—	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments	(10,472)	771

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments	(10,472)	771

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$(2,989)	$4,815

Net Income (Loss) Per Average Unit	$(0.14)	$0.28

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$7,483	$4,044
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	(10,472)	771

Net increase (decrease) in unitholders’ capital resulting from operations	(2,989)	4,815

Increase in unitholders’ capital resulting from capital activity
Contributions	65,000	—

Net increase in unitholders’ capital resulting from capital activity	65,000	—

Total increase in unitholders’ capital	62,011	4,815
Unitholders’ capital, beginning of period	196,254	176,113

Unitholders’ capital, end of period	$258,265	$180,928

Capital unit activity (see note 7):
Units issued	6,197,690	—

Net increase from capital unit activity	6,197,690	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$(2,989)	$4,815
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	—	—
Net change in unrealized gain (loss) on investments	10,472	(771)
(Increase) decrease in operating assets:
Purchase of investments	(27,877)	(40,490)
Net accretion of discount on investments	(676)	(541)
Proceeds from disposition of investments	27,323	21,394
Capitalization of payment-in-kind income	(473)	(57)
Receivable for investments sold	(37)	(102)
Interest receivable	280	(502)
Prepaid expenses	(97)	(108)
Increase (decrease) in operating liabilities:
Management fee payable	539	871
Incentive fee payable	(3,567)	(1,475)
Administration fee payable	(3)	9
Interest payable	718	99
Other liabilities and accrued expenses	(204)	(76)
Deferred financing costs	389	417

Net Cash Provided by (Used in) Operating Activities	3,798	(16,517)

Cash Flows from Financing Activities:
Contributions from unitholders	65,000	—
Cash distributions paid	(10,825)	(7,277)
Proceeds from borrowings	12,868	38,400
Repayments of borrowings	(73,476)	(19,000)

Net Cash Provided by (Used in) Financing Activities	(6,433)	12,123

NET DECREASE IN CASH	(2,635)	(4,394)
CASH AT BEGINNING OF PERIOD	16,697	11,181

CASH AT END OF PERIOD	$14,062	$6,787

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,690	$2,490

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans —202.9%
ACRES Commercial Mortgage, LLC (2)	Diversified Financial Services	S+705	1.00%	11.87%		12/24/2021	8/21/2028	$12,660	$12,445	$12,660
Alimera Sciences, Inc. (2)	Pharmaceuticals	S+515	4.60%	9.96%		12/31/2019	5/1/2028	4,147	4,146	4,147
All State Ag Parts, LLC (2)	Trading Companies & Distributors	S+575	1.00%	10.80%		9/1/2021	9/1/2026	5,509	5,435	5,509
AmeriMark Intermediate Holdings, LLC (2)(5)*	Internet & Catalog Retail	L+800	1.00%	—		7/28/2021	10/15/2026	23,606	22,455	11,803
Apex Service Partners, LLC (2)	Diversified Consumer Services	S+525	1.00%	9.49%		11/5/2021	7/31/2025	21,226	20,947	21,226
Arcutis Biotherapeutics, Inc. (2)(4)	Pharmaceuticals	L+745	0.10%	12.12%		12/22/2021	1/1/2027	24,520	24,750	24,827
Ardelyx, Inc. (2) (4)	Pharmaceuticals	S+795	1.00%	12.64%		2/23/2022	3/1/2027	3,319	3,337	3,336
Basic Fun, Inc. (2)	Specialty Retail	L+550	1.00%	10.47%		10/30/2020	10/30/2023	960	957	960
BayMark Health Services, Inc. (2)	Health Care Providers & Services	L+500	1.00%	10.16%		6/29/2021	6/11/2027	15,822	15,700	15,822
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	14,472	14,391	14,472
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	10.91%		6/29/2021	6/29/2028	6,474	6,394	6,474
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.92%		6/28/2019	1/1/2024	1,780	1,894	1,896
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.86%		12/27/2022	1/1/2028	9,698	9,689	9,673
Enhanced Permanent Capital, LLC (2)(4)	Capital Markets	S+700	1.00%	11.78%		12/29/2020	12/29/2025	9,257	9,068	9,257
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin) (2)	Trading Companies & Distributors	S+475	1.00%	9.75%		12/31/2019	12/31/2025	7,339	7,267	7,339
Enverus Holdings, Inc. (fka Drilling Info Holdings) (2)	IT Services	L+450	—	9.34%		1/31/2020	7/30/2025	14,418	14,235	14,418
Erie Construction Mid-west, LLC (2)	Building Products	S+475	1.00%	9.79%		8/5/2021	7/30/2027	11,235	11,086	11,235
Fertility (ITC) Investment Holdco, LLC (2)	Health Care Providers & Services	S+650	1.00%	11.30%		1/4/2023	1/3/2029	10,355	10,054	10,045
Foundation Consumer Brands, LLC (2)	Personal Products	L+550	1.00%	10.38%		2/12/2021	2/12/2027	11,940	11,732	11,940
Glooko, Inc. (2)	Health Care Technology	L+790	0.10%	12.57%		9/30/2021	10/1/2026	2,831	2,844	2,845
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.16%		4/20/2021	11/16/2026	14,033	13,932	13,893
Higginbotham Insurance Agency, Inc. (2)	Insurance	L+525	0.75%	10.09%		11/25/2020	11/25/2026	8,109	8,027	8,109
High Street Buyer, Inc. (2)	Insurance	S+600	0.75%	10.80%		4/16/2021	4/16/2028	11,577	11,387	11,577
Human Interest Inc. (2)	Internet Software & Services	S+785	1.00%	12.52%		6/30/2022	7/1/2027	6,799	6,704	6,799
iCIMS, Inc. (2)	Software	S+725	0.75%	12.05	% (7)	8/18/2022	8/18/2028	13,868	13,645	13,868
Kaseya, Inc. (2)	Software	S+575	0.75%	10.65%		6/22/2022	6/23/2029	10,966	10,815	10,966
Kid Distro Holdings, LLC (Distro Kid) (2)	Software	L+575	1.00%	10.91%		9/24/2021	10/1/2027	12,425	12,229	12,425
KORE Wireless Group, Inc. (2)	Wireless Telecommunication Services	S+550	—	10.50%		3/12/2019	12/21/2024	14,067	13,969	14,067
Maurices, Incorporated (2)	Specialty Retail	S+675	1.00%	9.28%		8/27/2021	6/1/2024	5,489	5,444	5,489
Meditrina, Inc. (2)	Health Care Equipment & Supplies	S+550	3.45%	10.16%		12/20/2022	12/1/2027	1,212	1,205	1,209
MRI Software LLC (2)	Software	L+550	1.00%	10.60%		7/23/2019	2/10/2026	15,269	15,150	15,269
Neuronetics, Inc. (2)	Health Care Equipment & Supplies	S+565	3.95%	10.46%		3/2/2020	3/29/2028	3,274	3,262	3,274
Nexus Intermediate III, LLC (Vortex) (2)	Professional Services	L+550	0.75%	10.82%		12/13/2021	12/6/2027	5,426	5,349	5,426
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+650	1.00%	11.42%		11/29/2022	5/10/2024	4,862	4,778	4,862
Orthopedic Care Partners Management, LLC (2)	Health Care Providers & Services	S+650	1.00%	11.38%		8/17/2022	5/16/2024	5,095	5,067	5,095
Outset Medical, Inc. (2)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.81%		11/3/2022	11/1/2027	11,865	11,827	11,835
Pediatric Home Respiratory Services, LLC (2)	Health Care Providers & Services	S+625	1.00%	11.29%		8/19/2022	12/4/2024	1,797	1,776	1,797
Peter C. Foy & Associates Insurance Services, LLC (2)	Insurance	S+600	0.75%	11.21%		10/29/2021	11/1/2028	15,540	15,410	15,540
Pinnacle Treatment Centers, Inc. (2)	Health Care Providers & Services	S+675	1.00%	11.79%		1/22/2020	1/2/2026	8,552	8,452	8,552
Plastics Management, LLC (2)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	15,173	15,001	15,173
Revlon Consumer Products Corporation (2)	Personal Products	P+475	2.75%	12.50%		5/7/2021	6/17/2023	13,905	13,892	13,905
RQM+ Corp. (2)	Life Sciences Tools & Services	S+575	1.00%	10.97%		8/20/2021	8/12/2026	15,640	15,471	15,640
RSC Acquisition, Inc. (2)	Insurance	S+550	0.75%	10.24%		10/5/2020	11/1/2026	12,753	12,574	12,753
RxSense Holdings LLC (2)	Diversified Consumer Services	S+500	1.00%	9.83%		3/17/2020	3/13/2026	14,599	14,458	14,599
Southern Orthodontic Partners Management, LLC (2)	Health Care Providers & Services	S+600	1.00%	11.16%		6/3/2022	1/27/2026	2,347	2,327	2,347
See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
March 31, 2023
(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
Spectrum Pharmaceuticals, Inc. (2)	Biotechnology	S+570	2.30%	10.36%		9/21/2022	9/1/2027	$3,559	$3,530	$3,877
SunMed Group Holdings, LLC (2)	Health Care Equipment & Supplies	L+575	0.75%	10.77%		6/16/2021	6/16/2028	7,889	7,780	7,889
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	10.33%		2/12/2021	2/12/2027	9,010	8,915	8,560
Tilley Distribution, Inc. (2)	Trading Companies & Distributors	S+550	1.00%	10.55%		12/8/2021	12/31/2026	12,589	12,467	12,589
Transportation Insight, LLC (2)	Road & Rail	L+450	1.00%	9.42%		10/27/2021	12/18/2024	5,077	5,023	5,077
Ultimate Baked Goods Midco LLC (Rise Baking) (2)	Packaged Foods & Meats	L+650	1.00%	11.41%		8/12/2021	8/13/2027	7,729	7,579	7,729
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+930	1.00%	14.06	% (8)	2/18/2022	2/1/2027	12,323	12,376	12,415
Vessco Midco Holdings, LLC (2)	Water Utilities	L+450	1.00%	9.34%		9/3/2021	11/2/2026	2,754	2,732	2,754
World Insurance Associates, LLC (2)	Insurance	S+575	1.00%	10.65%		10/12/2020	4/1/2026	19,564	19,237	18,782

Total Bank Debt/Senior Secured Loans									$530,616	$524,025

								Shares/Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals					6/28/2019		56,483	27	13
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies					12/20/2022		10,572	8	7
Senseonics Holdings, Inc. Common Stock† (4)	Health Care Equipment & Supplies					7/25/2019		79,501	23	57
Spectrum Pharmaceuticals, Inc. Warrants†	Biotechnology					9/21/2022		53,930	17	18
Vapotherm, Inc.†	Health Care Equipment & Supplies					2/18/2022		26,042	82	6

Total Common Equity/Equity Interests/Warrants									$157	$101

Total Investments (9) —202.9%									$530,773	$524,126
Liabilities in Excess of Other Assets—(102.9%)										(265,861)

Net Assets—100.0%										$258,265

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2023.

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

(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 11.8% of the total assets of the Company.

(5)
AmeriMark Interactive, LLC, AmeriMark Direct LLC, AmeriMark Intermediate Sub, Inc., L.T.D. Commodities LLC, Dr. Leonard’s Healthcare Corp. and Amerimark Intermediate Holdings, LLC are each co-Borrowers.

(6)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.

(7)	iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.

(8)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.

(9)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $11,400; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,972 and $16,372, respectively, based on a tax cost of $535,526. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

*	Investment is on non-accrual status.
†	Non-income producing security.
See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
March 31, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2023

Health Care Providers & Services	13.8%
Insurance	12.7%
Software	10.0%
Diversified Consumer Services	8.1%
Health Care Equipment & Supplies	7.0%
Pharmaceuticals	6.5%
Biotechnology	5.3%
Personal Products	4.9%
Trading Companies & Distributors	4.9%
Life Sciences Tools & Services	3.0%
IT Services	2.8%
Wireless Telecommunication Services	2.7%
Leisure Equipment & Products	2.7%
Diversified Financial Services	2.4%
Internet & Catalog Retail	2.3%
Building Products	2.1%
Capital Markets	1.8%
Packaged Foods & Meats	1.5%
Internet Software & Services	1.3%
Specialty Retail	1.2%
Professional Services	1.0%
Road & Rail	1.0%
Health Care Technology	0.5%
Water Utilities	0.5%

Total Investments	100.0%

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 271.5%
ACRES Commercial Mortgage, LLC (2)	Diversified Financial Services	S+705	1.00%	11.38%		12/24/2021	8/21/2028	$12,660	$12,437	$12,660
Alimera Sciences, Inc. (2)	Pharmaceuticals	L+765	1.78%	11.82%		12/31/2019	7/1/2024	3,929	4,059	4,145
All State Ag Parts, LLC (2)	Trading Companies & Distributors	S+575	1.00%	10.19%		9/1/2021	9/1/2026	5,358	5,279	5,358
AmeriMark Intermediate Holdings, LLC (2)(5)	Internet & Catalog Retail	L+800	1.00%	14.77%		7/28/2021	10/15/2026	21,189	20,858	20,129
Apex Service Partners, LLC (2)	Diversified Consumer Services	S+525	1.00%	9.42%		11/5/2021	7/31/2025	21,450	21,134	21,450
Arcutis Biotherapeutics, Inc. (2)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	24,520	24,654	24,827
Ardelyx, Inc. (2)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	3,319	3,328	3,328
Basic Fun, Inc. (2)	Specialty Retail	L+550	1.00%	10.27%		10/30/2020	10/30/2023	966	961	966
BayMark Health Services, Inc. (2)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	15,861	15,733	15,861
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	14,362	14,257	14,362
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	10.48%		6/29/2021	6/29/2028	6,491	6,407	6,491
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.42%		6/28/2019	1/1/2024	2,314	2,417	2,453
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	9,698	9,674	9,673
Enhanced Permanent Capital, LLC (2)(4)	Capital Markets	L+700	1.00%	10.13%		12/29/2020	12/29/2025	7,503	7,352	7,503
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin) (2)	Trading Companies & Distributors	S+475	1.00%	9.43%		12/31/2019	12/31/2025	7,570	7,490	7,570
Enverus Holdings, Inc. (fka Drilling Info Holdings) (2)	IT Services	L+450	—	8.88%		1/31/2020	7/30/2025	14,454	14,252	14,454
Erie Construction Mid-west, LLC (2)	Building Products	S+475	1.00%	9.79%		8/5/2021	7/30/2027	11,381	11,222	11,381
Foundation Consumer Brands, LLC (2)	Personal Products	L+550	1.00%	10.15%		2/12/2021	2/12/2027	12,288	12,063	12,288
Glooko, Inc. (2)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	2,831	2,838	2,838
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	9.03%		4/20/2021	11/16/2026	14,069	13,961	13,928
Higginbotham Insurance Agency, Inc. (2)	Insurance	L+525	0.75%	9.63%		11/25/2020	11/25/2026	8,130	8,043	8,130
High Street Buyer, Inc. (2)	Insurance	L+600	0.75%	8.75%		4/16/2021	4/16/2028	11,606	11,408	11,606
Human Interest Inc. (2)	Internet Software & Services	S+785	1.00%	11.97%		6/30/2022	7/1/2027	6,799	6,690	6,799
iCIMS, Inc. (2)	Software	S+725	0.75%	11.52	% (7)	8/18/2022	8/18/2028	13,757	13,527	13,517
Ivy Fertility Services, LLC (2)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	10,515	10,369	10,620
Kaseya, Inc. (2)	Software	S+575	0.75%	10.33%		6/22/2022	6/23/2029	10,966	10,810	10,966
Kid Distro Holdings, LLC (Distro Kid) (2)	Software	L+575	1.00%	10.48%		9/24/2021	10/1/2027	12,457	12,251	12,457
KORE Wireless Group, Inc. (2)	Wireless Telecommunication Services	S+550	—	10.08%		3/12/2019	12/21/2024	14,104	13,992	14,104
Maurices, Incorporated (2)	Specialty Retail	S+675	1.00%	8.74%		8/27/2021	6/1/2024	4,947	4,891	4,947
Meditrina, Inc. (2)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	1,212	1,201	1,209
MRI Software LLC (2)	Software	L+550	1.00%	10.23%		7/23/2019	2/10/2026	15,308	15,180	15,308
NAC Holding Corporation (Jaguar) (2)	Insurance	S+525	1.00%	9.45%		7/30/2021	9/28/2024	12,461	12,355	12,461
Neuronetics, Inc. (2)	Health Care Equipment & Supplies	L+765	1.66%	11.82%		3/2/2020	2/28/2025	3,056	3,143	3,224
Nexus Intermediate III, LLC (Vortex) (2)	Professional Services	L+550	0.75%	10.22%		12/13/2021	12/6/2027	5,947	5,858	5,947
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	2,206	2,164	2,162
Orthopedic Care Partners Management, LLC (2)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	4,226	4,200	4,226
Outset Medical, Inc. (2)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	11,865	11,796	11,775
Pediatric Home Respiratory Services, LLC (2)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	1,802	1,778	1,784
Peter C. Foy & Associates Insurance Services, LLC (2)	Insurance	S+600	0.75%	11.21%		10/29/2021	11/1/2028	15,579	15,444	15,579
Pinnacle Treatment Centers, Inc. (2)	Health Care Providers & Services	S+650	1.00%	10.57%		1/22/2020	1/2/2026	8,339	8,233	8,152
Plastics Management, LLC (2)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	12,117	11,967	12,117
Revlon Consumer Products Corporation (2)	Personal Products	P+475	2.75%	12.25%		5/7/2021	6/17/2023	13,905	13,876	13,974
RQM+ Corp. (2)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	15,680	15,499	15,680
RSC Acquisition, Inc. (2)	Insurance	S+550	0.75%	9.26%		10/5/2020	11/1/2026	9,345	9,191	9,345
RxSense Holdings LLC (2)	Diversified Consumer Services	L+500	1.00%	9.41%		3/17/2020	3/13/2026	14,674	14,522	14,674
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

1
2

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced operations. As of March 31, 2023, $261,500 of capital commitments were drawn and $64,500 were unfunded.
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

1
3

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except
unit amounts)

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form
10-Q
and Regulation
S-X,
as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.
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

(i)
securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available and deemed to represent fair value under GAAP will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under GAAP). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation;

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(iv)	securities, loans or other instruments for which market quotes are not readily available or reliable under GAAP will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

c.
the audit committee of the Board of Directors ( the “Board”) reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

1
4

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

1
5

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
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

1
6

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
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
March 31, 2023
(in thousands, except unit amounts)
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

1
8

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $1,058 and $871, respectively, in Management Fees, $105 and $88, respectively, in Administration Fees and ($528) and $850, respectively, in Incentive
Fees.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)
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

2
0

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
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
The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022:
Fair Value Measurements
As of March 31, 2023

	Level 1	Level 2	Level 3	Total

Assets:
Bank Debt/Senior Secured Loans	$—	$—	$524,025	$524,025
Common Equity/Equity Interests/Warrants	57	—	44	101

Total Investments	$57	$—	$524,069	$524,126

2
1

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)
While
the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $253,050 and $24,500, respectively.
Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$532,753	$532,753
Common Equity/Equity Interests/Warrants	82	—	60	142

Total Investments	$82	$—	$532,813	$532,895

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)
While

the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2022, the fair value of the S
PV Facility
and the Subscription Facility would be $
267,726
and $
70,400
, respectively.
The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2023:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2022	$532,753	$60	$532,813
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized loss	(10,424)	(23)	(10,447)
Purchase of investment securities	29,019	7	29,026
Proceeds from dispositions of investment securities	(27,323)	—	(27,323)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, March 31, 2023	$524,025	$44	$524,069

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(10,318)	$(23)	$(10,341)

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2023		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)

Senior Secured Loans	Asset	$ $	512,222 11,803	Income Approach EBITDA Multiple	Market Yield Comparable Multiple	9.8% – 16.6% (11.7%) 3.8x-3.8x (3.8x)
Common Equity/Equity Interests/Warrants	Asset		$44	Market Approach	Volatility	22.1%-22.1% (22.1%)

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
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
investments.
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)

Senior Secured Loans	Asset	$532,753	Income Approach	Market Yield	9.4% – 16.2% (11.4%)
Common Equity/Equity I nterests/Warrants	Asset	$60	Market Approach	Volatility	26.0% – 26.0% (26.0%)
Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such a ssets.
Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Note 5. Debt
SPV Facility
—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300,000 and changed the interest rate to a SOFR-based calculation. There were $253,050 of borrowings outstanding as of March 31, 2023 under the SPV Facility. Effective with the end of the Investment Period on December 31, 2022, future advances are no longer permitted.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Subscription Facility
—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000 and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and the maturity date was extended. On December 28, 2022, the Company entered into the first amendment to the amended and restated loan and security agreement, extending the maturity date to December 31, 2023, reducing commitments to $75,000 and the stated interest rate is SOFR plus 2.80%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $24,500 of borrowings outstanding as of March 31, 2023 under the Subscription Facility.
The average annualized interest cost for borrowings for the three months ended March 31, 2023 and the year ended December 31, 2022 was 7.96% and 4.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up
servicer, if any. The maximum amount borrowed on the credit facilities during three months ended March 31, 2023 and the year ended December 31, 2022 was $338,126 and $343,350, respectively.

2
6

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2023 and December 31, 2022 is $83,660 and $98,214, respectively, comprised of the following:

	March 31, 2023	December 31, 2022

Outset Medical, Inc.	$11,865	$11,865
RSC Acquisition, Inc.	6,890	10,328
Human Interest Inc.	6,799	6,799
CC SAG Holdings Corp. (Spectrum Automotive)..	6,568	6,568
Vessco Midco Holdings, LLC	4,411	4,969
iCIMS, Inc.	3,760	3,867
Glooko, Inc	3,185	3,185
Arcutis Biotherapeutics, Inc	3,065	3,065
Spectrum Pharmaceuticals, Inc.	2,966	2,966
High Street Buyer, Inc	2,797	2,797
Ardelyx, Inc.	2,716	2,716
Pediatric Home Respiratory Services, LLC.	2,451	2,451
Cerapedics, Inc.	2,424	2,424
Southern Orthodontic Partners Management, LLC.	2,154	2,605
Maurices, Incorporated	1,739	2,733
Erie Construction Mid-west, LLC	1,593	1,593
RxSense Holdings, LLC.	1,558	1,558
Orthopedic Care Partners Management, LLC.	1,319	2,200
Kaseya, Inc.	1,288	1,315
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
Enverus Holdings, Inc.	1,251	1,251
Meditrina, Inc.	1,212	1,212
Basic Fun, Inc. ..	1,201	1,195
Kid Distro Holdings, LLC	1,121	1,121
GSM Acquisition Corp	1,101	1,101
Transportation Insight, LLC	970	1,860
Foundation Consumer Brands, LLC	967	967
Tilley Chemical Buyer, Inc	810	670
Ultimate Baked Goods Midco LLC	707	578
Oral Surgery Partners Holdings, LLC.	616	3,277
MRI Software LLC.	577	577
Peter C. Foy & Associates Insurance Services, LLC..	570	570
Apex Service Partners, LLC	464	345
TAUC Management, LLC	385	385
SunMed Group Holdings, LLC	288	268
Pinnacle Treatment Centers, Inc. ..	286	520
ENS Holdings III Corp. & ES Opco USA LLC	179	179
World Insurance Associates, LLC.	135	135
All States Ag Parts, LLC	8	172
Plastics Management, LLC.	—	3,095
Ivy Fertility Services, LLC	—	499
BayMark Health Services, Inc	—	499
NAC Holdings Corporation	—	470

Total Commitments	$83,660	$98,214

2
7

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Units at beginning of period	18,992,563	17,137,275
Units issued	6,197,690	—

Units issued and outstanding at end of period	25,190,253	17,137,275

2
8

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31, 2023		Three months ended March 31, 2022
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.33		$10.28

Net investment income	0.34		0.24
Net realized and unrealized gain (loss)	(0.42	) *	0.04

Net increase (decrease) in Unitholders’ capital resulting from operations	(0.08)		0.28
Distributions to Unitholders:
From distributable earnings	—		—

Net asset value per unit, end of period	$10.25		$10.56

Total Return (b)(c)	(0.77%)		2.72%
Unitholders’ capital, end of period	$258,265		$180,928
Units outstanding, end of period	25,190,253		17,137,275

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	3.32%		2.30%

Operating expenses	0.40%		1.14%
Interest and other credit facility expenses	2.84%		1.47%

Total expenses	3.24%		2.61%

Average debt outstanding	$305,208		$281,110
Portfolio turnover ratio	5.2%		4.8%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2023 and March 31, 2022 were 21,816,409 and 17,137,275, respectively.
(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*
Includes the impact of the different unit amounts used in calculating per unit data as a result of calculating certain per unit da
ta based upon the weighted average units outstanding during the period and certain per unit data based on the units outstanding as of a period e
n
d.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 9. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

3
0

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SCP Private Credit Income BDC LLC:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2023, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2022, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.
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
May 10, 2023

3
1

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

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the ability of our investment adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;

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
for the year ended December 31, 2022, elsewhere in this Quarterly Report on Form
10-Q
and in our other filings with the SEC.

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
Overview
SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
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
Recent Developments
Effective on April 3, 2023, Richard L. Peteka resigned from his position as the Chief Financial Officer, Treasurer and Secretary of the Company. The resignation was not the result of any disagreement between Mr. Peteka and the Company.
On April 3, 2023, the Company’s board of directors appointed Shiraz Y. Kajee as the Company’s Chief Financial Officer, Treasurer and Secretary effective immediately. For more information on Mr. Kajee’s background and experience, refer to the Company’s Form
8-K
as filed with the SEC on April 3, 2023.
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
Portfolio and Investment Activity
During the three months ended March 31, 2023, we invested $27.9 million across 18 portfolio companies. This compares to investing $40.5 million in 22 portfolio companies for the three months ended March 31, 2022. Investments sold or prepaid during the three months ended March 31, 2023 totaled $27.4 million versus $21.5 million for the three months ended March 31, 2022.
At March 31, 2023, our portfolio consisted of 55 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 53 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants at March 31, 2022.
At March 31, 2023, 97.2% of our income producing investment portfolio was floating rate and 2.8% was fixed rate, measured at fair value. At March 31, 2022, 96.8% of our income producing investment portfolio was floating rate and 3.2% was fixed rate, measured at fair value.
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
Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of March 31, 2023, the Company had $277.6 million of senior securities, for an asset coverage ratio of 193.1%.
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
Recent Accounting Pronouncements
None.

Results of Operations
Results are shown for the three months ended March 31, 2023 and March 31, 2022:
Investment Income
For the three months ended March 31, 2023 and March 31, 2022, gross investment income totaled $14.8 million and $8.6 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio as well as the impact of higher interest rates.
Expenses
Expenses totaled $7.3 million and $4.6 million, respectively, for the three months ended March 31, 2023 and March 31, 2022, of which $0.6 million and $1.8 million, respectively, were management, incentive and administration fees and $6.4 million and $2.6 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2023 and March 31, 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is due to higher index rates on our revolving credit facilities.
Net Investment Income
The Company’s net investment income totaled $7.5 million and $4.0 million, or $0.34 and $0.24 per average unit, respectively, for the three months ended March 31, 2023 and March 31, 2022.
Net Realized Gain (Loss)
The Company had investment sales and prepayments totaling approximately $27.4 million and $21.5 million, respectively, for the three months ended March 31, 2023 and March 31, 2022. Net realized gain (loss) over the same periods totaled $0 and $0, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2023 and March 31, 2022, net change in unrealized gain (loss) on the Company’s assets totaled ($10.5) million and $0.8 million, respectively. Net unrealized loss for the three months ended March 31, 2023 was primarily due to depreciation on our investments in AmeriMark Intermediate Holdings, LLC and TAUC Management, LLC, among others, partially offset by appreciation on our investments in Spectrum Pharmaceuticals, Inc., iCIMS, Inc. and Pinnacle Treatment Centers, Inc., among others. Net unrealized gain for the three months ended March 31, 2022 was primarily due to appreciation on our investments in SOC Telemed, Inc., Cerapedics, Inc. and Apex Service Partners, LLC, among others, partially offset by depreciation on our investments in High Street Buyer, Inc. and Enverus Holdings, Inc., among others, as well as the reversal of previously recognized appreciation in Community Brands ParentCo, LLC.
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations
For the three months ended March 31, 2023 and March 31, 2022, the Company had a net increase (decrease) in Unitholders’ capital resulting from operations of ($3.0) million and $4.8 million, respectively. For the same period, income (loss) per average unit was ($0.14) and $0.28, respectively.
Financial Condition, Liquidity and Capital Resources
Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity
During the period March 12, 2019 (commencement of operations) to March 31, 2023, on a net basis, the Company sold and issued 25,190,253 common units at an average price of $10.38 per unit, for net proceeds of $261.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $64.5 million at March 31, 2023.
Debt
Revolving credit facility due December 2023 (the
“
SPV Facility”)
—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300 million and changed the interest rate to a SOFR-based calculation. As of March 31, 2023, there were $253.1 million of borrowings outstanding under the SPV Facility. Effective with the end of the Investment Period on December 31, 2022, future advances are no longer permitted.
Revolving credit facility due December 2023 (the
“
Subscription Facility”)
—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. On December 28, 2022, the Company entered into a first amendment to the amended and restated loan and security agreement, changing the stated interest rate on the Subscription Facility to SOFR plus 2.80%, reducing commitments to $75 million and extending the maturity date to December 31, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $24.5 million of borrowings outstanding under the Subscription Facility.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at March 31, 2023.
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
A summary of our significant contractual payment obligations is as follows as of March 31, 2023:

Payments due by Period as of March 31, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$277.6	$277.6	$—	$—	$—

(1)	At March 31, 2023, we had a total of $50.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.
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
Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
(in millions)
Outset Medical, Inc.	$11.9	$11.9
RSC Acquisition, Inc.	6.9	10.3
Human Interest Inc.	6.8	6.8
CC SAG Holdings Corp. (Spectrum Automotive)..	6.6	6.6

	March 31, 2023	December 31, 2022
(in millions)
Vessco Midco Holdings, LLC	4.4	5.0
iCIMS, Inc.	3.8	3.9
Glooko, Inc	3.2	3.2
Arcutis Biotherapeutics, Inc	3.1	3.1
Spectrum Pharmaceuticals, Inc.	3.0	3.0
High Street Buyer, Inc	2.8	2.8
Ardelyx, Inc.	2.7	2.7
Pediatric Home Respiratory Services, LLC.	2.4	2.4
Cerapedics, Inc.	2.4	2.4
Southern Orthodontic Partners Management, LLC.	2.1	2.6
Maurices, Incorporated	1.7	2.7
Erie Construction Mid-west, LLC	1.6	1.6
RxSense Holdings, LLC.	1.6	1.6
Orthopedic Care Partners Management, LLC.	1.3	2.2
Kaseya, Inc.	1.3	1.3
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
Enverus Holdings, Inc.	1.2	1.2
Meditrina, Inc.	1.2	1.2
Basic Fun, Inc. ..	1.2	1.2
Kid Distro Holdings, LLC	1.1	1.1
GSM Acquisition Corp	1.1	1.1
Transportation Insight, LLC	1.0	1.8
Foundation Consumer Brands, LLC	1.0	1.0
Tilley Chemical Buyer, Inc	0.8	0.6
Ultimate Baked Goods Midco LLC	0.7	0.6
Oral Surgery Partners Holdings, LLC.	0.6	3.3
MRI Software LLC.	0.6	0.6
Peter C. Foy & Associates Insurance Services, LLC..	0.6	0.6
Apex Service Partners, LLC	0.4	0.3
TAUC Management, LLC	0.4	0.4
SunMed Group Holdings, LLC	0.3	0.2
Pinnacle Treatment Centers, Inc. ..	0.3	0.5
ENS Holdings III Corp. & ES Opco USA LLC	0.2	0.2
World Insurance Associates, LLC.	0.1	0.1
All States Ag Parts, LLC	—	0.2
Plastics Management, LLC.	—	3.1
Ivy Fertility Services, LLC	—	0.5
BayMark Health Services, Inc	—	0.5
NAC Holdings Corporation	—	0.5

Total Commitments	$83.7	$98.2

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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
Related Parties
We have entered into the Investment Management Agreement with the Adviser. Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser.
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
Co-Chief
Executive Officer and President, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, and Shiraz Y. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-

side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$(0.08)	$0.08

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), our management, including our
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
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of the Annual Report on
Form 10-K, which
could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form
10-K.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.
Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities other than those already disclosed in certain Form
8-Ks
filed with the SEC.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)	Previously filed in connection with the Registrant’s report on Form 10-K filed on February 20, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

SCP P RIVATE C REDIT I NCOME BDC LLC

By:	/S/ M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)

46