Form 10-Q
period 2023-06-30
SCP Private Credit Income BDC LLC
filed 2023-08-08
CIK 1743415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, there was no established public market for the registrant’s units. The issuer had 25,190,253 units outstanding as of August 4, 2023.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 (unaudited) and the six months ended June 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
SIGNATURES		47

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.
Item 1. Financial Statements
SCP Private Credit Income BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Companies less than 5% owned (cost: $505,230 and $529,070, respectively)	$509,719	$532,895
Companies 5% to 25% owned ( cost: $ 21,595 and $0, respectively)	12,750	—
Cash	13,060	16,697
Interest receivable	3,625	3,647
Receivable for investments sold	99	—
Prepaid expenses	86	22

Total assets	$539,339	$553,261

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($236,500 and $267,726 face amounts, respectively, reported net of unamortized debt issuance costs of $700 and $1,392, respectively. See note 5)	$235,800	$266,334
Revolving credit facility due December 2023 (the “Subscription Facility”) ($26,800 and $70,400 face amounts, respectively, reported net of unamortized debt issuance costs of $115 and $185, respectively. See note 5)	26,685	70,215
Distributions payable	—	10,825
Management fee payable (see note 3)	2,136	519
Incentive fee payable (see note 3)	2,039	4,025
Administration fee payable (see note 3)	105	108
Interest payable (see note 5)	4,731	4,041
Other liabilities and accrued expenses	617	940

Total liabilities	$272,113	$357,007

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (25,190,253 and 18,992,563 units, respectively, issued and outstanding)	261,160	196,160
Accumulated distributable earnings	6,066	94

Total unitholders’ capital	$267,226	$196,254

Total liabilities and unitholders’ capital	$539,339	$553,261

Net asset value per unit	$10.61	$10.33

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income:
Interest:
Companies less than 5% owned ,,	$15,248	$9,573	$29,636	$18,095
Other income:
Companies less than 5% owned	63	45	467	170

Total investment income	15,311	9,618	30,103	18,265

Expenses:
Management fees (see note 3)	$1,078	$889	$2,136	$1,760
Incentive fees (see note 3)	1,582	736	1,054	1,586
Administration fees (see note 3)	105	93	210	181
Interest and other credit facility expenses (see note 5)	5,694	3,215	12,102	5,804
Other general and administrative expenses	256	246	522	451

Total expenses	8,715	5,179	16,024	9,782

Net investment income	$6,596	$4,439	$14,079	$8,483

Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$74	$—	$74	$—

Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	4,362	(264)	(6,110)	507
Companies 5% to 25% owned	(2,071)	—	(2,071)	—

Net change in unrealized gain (loss) on investments	2,291	(264)	(8,181)	507

Net realized and unrealized gain (loss) on investments	2,365	(264)	(8,107)	507

Net Increase in Unitholders’ Capital Resulting From Operations	$8,961	$4,175	$5,972	$8,990

Net Income Per Unit	$0.36	$0.24	$0.25	$0.52

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$6,596	$4,439	$14,079	$8,483
Net realized gain	74	—	74	—
Net change in unrealized gain (loss)	2,291	(264)	(8,181)	507

Net increase in unitholders’ capital resulting from operations	8,961	4,175	5,972	8,990

Distributions to unitholders:
From net investment income	—	—	—	—

Increase in unitholders’ capital resulting from capital activity:
Contributions	—	20,000	65,000	20,000

Net increase in unitholders’ capital resulting from capital activity	—	20,000	65,000	20,000

Total increase in unitholders’ capital	8,961	24,175	70,972	28,990
Unitholders’ capital, beginning of period	258,265	180,928	196,254	176,113

Unitholders’ capital, end of period	$267,226	$205,103	$267,226	$205,103

Capital unit activity (see note 7):
Units issued	—	1,855,288	6,197,690	1,855,288

Net increase from capital unit activity	—	1,855,288	6,197,690	1,855,288

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$5,972	$8,990
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(74)	—
Net change in unrealized (gain) loss on investments	8,181	(507)
(Increase) decrease in operating assets:
Purchase of investments	(63,726)	(71,185)
Net accretion of discount on investments	(1,578)	(1,121)
Proceeds from disposition of investments	68,597	33,514
Capitalization of payment-in-kind income	(974)	(239)
Receivable for investments sold	(99)	(78)
Interest receivable	22	(376)
Prepaid expenses	(64)	(74)
Increase (decrease) in operating liabilities:
Management fee payable	1,617	1,760
Incentive fee payable	(1,986)	(739)
Administration fee payable	(3)	14
Interest payable	690	802
Other liabilities and accrued expenses	(323)	264
Deferred financing costs	794	838

Net Cash Provided by (Used in) Operating Activities	17,046	(28,137)

Cash Flows from Financing Activities:
Contributions from unitholders	65,000	20,000
Cash distributions paid	(10,825)	(7,277)
Proceeds from borrowings	35,168	72,500
Repayments of borrowings	(110,026)	(57,200)

Net Cash Provided by (Used in) Financing Activities	(20,683)	28,023

NET DECREASE IN CASH	(3,637)	(114)
CASH AT BEGINNING OF PERIOD	16,697	11,181

CASH AT END OF PERIOD	$13,060	$11,067

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,412	$5,002

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 192.5%
ACRES Commercial Mortgage, LLC (2)	Diversified Financial Services	S+705	1.00%	12.31%		12/24/2021	8/21/2028	$12,660	$12,453	$12,660
Alimera Sciences, Inc. (2)	Pharmaceuticals	S+515	4.60%	10.32%		12/31/2019	5/1/2028	5,893	5,905	5,893
All State Ag Parts, LLC (2)	Trading Companies & Distributors	S+575	1.00%	11.25%		9/1/2021	9/1/2026	5,191	5,124	5,191
AmeriMark Intermediate Holdings, LLC (2)(5)(11)*	Internet & Catalog Retail	S+800	1.00%	—		7/28/2021	10/15/2026	16,488	15,017	4,516
AmeriMark Intermediate Holdings, LLC (5)(11)	Internet & Catalog Retail	P+475	1.00%	13.00%		6/16/2023	8/4/2023	408	408	408
Apex Service Partners, LLC (2)	Diversified Consumer Services	S+525	1.00%	10.55%		11/5/2021	7/31/2025	20,699	20,449	20,699
Arcutis Biotherapeutics, Inc. (2)(4)	Pharmaceuticals	L+745	0.10%	12.61%		12/22/2021	1/1/2027	24,520	24,847	24,827
Ardelyx, Inc. (2)(4)	Pharmaceuticals	S+795	1.00%	13.15%		2/23/2022	3/1/2027	3,319	3,346	3,352
Basic Fun, Inc. (2)	Specialty Retail	S+650	1.00%	12.04%		10/30/2020	10/30/2023	960	959	960
BayMark Health Services, Inc. (2)	Health Care Providers & Services	S+500	1.00%	10.50%		6/29/2021	6/11/2027	15,782	15,666	15,782
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	14,581	14,523	14,581
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+575	0.75%	11.25%		6/29/2021	6/29/2028	12,609	12,441	12,609
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	12.41%		6/28/2019	1/1/2024	1,246	1,371	1,401
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	11.37%		12/27/2022	1/1/2028	9,698	9,704	9,722
Enhanced Permanent Capital, LLC (2)(4)	Capital Markets	S+700	1.00%	11.93%		12/29/2020	12/29/2025	9,257	9,083	9,257
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin) (2)	Trading Companies & Distributors	S+475	1.00%	10.09%		12/31/2019	12/31/2025	7,143	7,079	7,143
Enverus Holdings, Inc. (fka Drilling Info Holdings) (2)	IT Services	S+450	—	9.70%		1/31/2020	7/30/2025	14,096	13,936	14,096
Erie Construction Mid-west, LLC (2)	Building Products	S+475	1.00%	10.34%		8/5/2021	7/30/2027	11,089	10,949	11,089
Fertility (ITC) Investment Holdco, LLC (2)	Health Care Providers & Services	S+650	1.00%	11.63%		1/4/2023	1/3/2029	10,330	10,038	10,330
Foundation Consumer Brands, LLC (2)	Personal Products	S+625	1.00%	11.47%		2/12/2021	2/12/2027	11,876	11,680	11,876
Glooko, Inc. (2)	Health Care Technology	L+790	0.10%	13.06%		9/30/2021	10/1/2026	2,831	2,850	2,852
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.50%		4/20/2021	11/16/2026	13,998	13,904	13,858
Higginbotham Insurance Agency, Inc. (2)	Insurance	S+525	1.00%	10.45%		11/25/2020	11/25/2026	8,089	8,012	8,089
High Street Buyer, Inc. (2)	Insurance	S+600	0.75%	10.79%		4/16/2021	4/16/2028	11,886	11,698	11,886
Human Interest Inc. (2)	Internet Software & Services	S+785	1.00%	13.01%		6/30/2022	7/1/2027	6,799	6,717	6,799
iCIMS, Inc. (2)	Software	S+725	0.75%	12.38	% (7)	8/18/2022	8/18/2028	13,974	13,759	13,974
Kaseya, Inc. (2)	Software	S+575	0.75%	11.35	% (12)	6/22/2022	6/23/2029	11,006	10,860	11,006
Kid Distro Holdings, LLC (Distro Kid) (2)	Software	S+575	1.00%	11.14%		9/24/2021	10/1/2027	12,394	12,207	12,394
KORE Wireless Group, Inc. (2)	Wireless Telecommunication Services	S+550	—	10.84%		3/12/2019	12/21/2024	14,030	13,945	14,030
Maurices, Incorporated (2)	Specialty Retail	S+675	1.00%	9.78%		8/27/2021	6/1/2024	5,286	5,265	5,286
Meditrina, Inc. (2)	Health Care Equipment & Supplies	S+550	3.45%	10.67%		12/20/2022	12/1/2027	1,212	1,208	1,212
MRI Software LLC (2)	Software	S+550	1.00%	10.83%		7/23/2019	2/10/2026	15,230	15,120	15,230
Neuronetics, Inc. (2)	Health Care Equipment & Supplies	S+565	3.95%	10.82%		3/2/2020	3/29/2028	3,274	3,272	3,282
Nexus Intermediate III, LLC (Vortex) (2)	Professional Services	L+550	0.75%	10.82%		12/13/2021	12/6/2027	5,411	5,338	5,411
Orthopedic Care Partners Management, LLC (2)	Health Care Providers & Services	S+650	1.00%	11.66%		8/17/2022	5/16/2024	5,672	5,646	5,672
Outset Medical, Inc. (2)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.32%		11/3/2022	11/1/2027	11,865	11,859	11,865
Pediatric Home Respiratory Services, LLC (2)	Health Care Providers & Services	S+625	1.00%	11.45%		8/19/2022	12/4/2024	2,685	2,653	2,685
Peter C. Foy & Associates Insurance Services, LLC (2)	Insurance	S+600	0.75%	11.22%		10/29/2021	11/1/2028	15,500	15,375	15,500
Pinnacle Treatment Centers, Inc. (2)	Health Care Providers & Services	S+675	1.00%	12.16%		1/22/2020	1/2/2026	8,297	8,208	8,297
Plastics Management, LLC (2)	Health Care Providers & Services	S+500	1.00%	10.44%		8/26/2021	8/18/2027	15,135	14,971	15,135
RQM+ Corp. (2)	Life Sciences Tools & Services	S+575	1.00%	11.51%		8/20/2021	8/12/2026	15,601	15,443	15,601
RSC Acquisition, Inc. (2)	Insurance	S+550	0.75%	10.64%		10/5/2020	11/1/2026	18,183	17,962	18,183
RxSense Holdings LLC (2)	Diversified Consumer Services	S+500	1.00%	10.15%		3/17/2020	3/13/2026	14,562	14,432	14,562

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
June 30, 2023
(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC (2)	Health Care Providers & Services	S+600	1.00%	11.50%		6/3/2022	1/27/2026	$3,791	$3,758	$3,791
Spectrum Pharmaceuticals, Inc. (2)	Biotechnology	S+570	2.30%	10.87%		9/21/2022	9/1/2027	3,559	3,776	3,835
SunMed Group Holdings, LLC (2)	Health Care Equipment & Supplies	S+575	0.75%	11.09%		6/16/2021	6/16/2028	7,643	7,542	7,643
TAUC Management, LLC (2)	Health Care Providers & Services	L+525	1.00%	10.59%		2/12/2021	2/12/2027	9,008	8,918	8,557
Tilley Distribution, Inc. (2)	Trading Companies & Distributors	S+600	1.00%	11.39%		12/8/2021	12/31/2026	12,557	12,443	12,557
Transportation Insight, LLC (2)	Road & Rail	S+450	1.00%	9.64%		10/27/2021	12/18/2024	5,581	5,528	5,581
Ultimate Baked Goods Midco LLC (Rise Baking) (2)	Packaged Foods & Meats	S+625	1.00%	11.45%		8/12/2021	8/13/2027	7,593	7,454	7,593
Vapotherm, Inc. (2)	Health Care Equipment & Supplies	S+930	1.00%	14.57	% (8)	2/18/2022	2/1/2027	12,608	12,709	12,766
Vessco Midco Holdings, LLC (2)	Water Utilities	S+450	1.00%	9.56%		9/3/2021	11/2/2026	3,742	3,711	3,742
World Insurance Associates, LLC (2)	Insurance	S+575	1.00%	10.99%		10/12/2020	4/1/2026	19,265	18,966	19,265

Total Bank Debt/Senior Secured Loans									$520,487	$514,531

								Shares/ Units
Common Equity/Equity Interests/Warrants — 3.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals					6/28/2019		56,483	27	10
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies					12/20/2022		10,572	8	7
Senseonics Holdings, Inc. Common Stock† (4)	Health Care Equipment & Supplies					7/25/2019		79,501	23	61
SLR-AMI Topco Blocker, LLC† (10)(11)	Internet & Catalog Retail					6/16/2023		—	6,170	7,826
Spectrum Pharmaceuticals, Inc. Warrants†	Biotechnology					9/21/2022		53,930	17	27
Vapotherm, Inc.†	Health Care Equipment & Supplies					2/18/2022		72,556	93	7

Total Common Equity/Equity Interests/Warrants									$6,338	$7,938

Total Investments (9) — 195.5%									$526,825	$522,469
Liabilities in Excess of Other Assets — (95.5%)										(255,243)

Net Assets — 100.0%										$267,226

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2023.

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

(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 11.9% of the total assets of the Company.

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
(9)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $9,108; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $6,687 and $15,795, respectively, based on a tax cost of $531,577. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
June 30, 2023
(in thousands)

(10)
Through this entity and other intermediate entities, the Company owns approximately 6.5% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former Amerimark Interactive, LLC.

(11)
Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the period June 16, 2023 (date at which the Company became an Affiliated Person) through June 30, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at June 16, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at June 30, 2023
AmeriMark Intermediate Holdings, LLC	$8,243	$—	$—	$—	$(3,727)	$—	$4,516
AmeriMark Intermediate Holdings, LLC	—	408	—	—	—	—	408
SLR-AMI Topco Blocker, LLC	6,170	—	—	—	1,656	—	7,826

	$14,413	$408	$—	$—	$(2,071)	$—	$12,750

(12)	Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
*	Investment is on non-accrual status.
†	Non-income producing security.
See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
June 30, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2023
Insurance	14.0%
Health Care Providers & Services	13.4%
Software	10.1%
Diversified Consumer Services	9.2%
Health Care Equipment & Supplies	7.0%
Pharmaceuticals	6.8%
Biotechnology	5.4%
Trading Companies & Distributors	4.8%
Life Sciences Tools & Services	3.0%
IT Services	2.7%
Wireless Telecommunication Services	2.7%
Leisure Equipment & Products	2.6%
Internet & Catalog Retail	2.4%
Diversified Financial Services	2.4%
Personal Products	2.3%
Building Products	2.1%
Capital Markets	1.8%
Packaged Foods & Meats	1.5%
Internet Software & Services	1.3%
Specialty Retail	1.2%
Road & Rail	1.1%
Professional Services	1.0%
Water Utilities	0.7%
Health Care Technology	0.5%

Total Investments	100.0%

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

(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2022, on a fair value basis, non-qualifying
assets in the portfolio represented
11.2
% of the total assets of the Company.

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

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except unit amounts)
Note 1. Organization
SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on
May 18, 2018
. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).
On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced operations. As of June 30, 2023, $261,500 of capital commitments were drawn and $64,500 were unfunded.
The Company has implemented a corporate lending strategy focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, aggregate

loan sizes of $100,000 to $300,000 to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25,000 and $100,000) across the United States. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional
asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features and/or other types of unfunded commitments.
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
June 30, 2023
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
June 30, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
June 30, 2023
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

(e)
The Company intends to comply with the applicable provisions of the Code pertaining to
RICs
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
June 30, 2023
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
Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay the Administrative Coordinator, a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as the aggregate accreted and amortized cost of all
Portfolio Investments
, including any amounts reinvested in investments and the cost of investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going,
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company and (iii) certain Unitholder servicing functions.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
Incentive Fee
The Company will make distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, warrant gains, prepayment fees and exit fees, other than Disposition Proceeds. The Adviser will apportion each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds. Amounts of Investment Proceeds apportioned to Unitholders will be divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:
(i) Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as an incentive fee
, on the other hand, in the following amounts and order of priority:
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
(B)
Unitholder Preferred Return
. Second, 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and pursuant to clause (ii)(A) and clause (ii)(C) below equal to 6% per annum, compounded annually, on such Unitholder’s unreturned capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses and other Company expenses) (the “
Preferred Return”);
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
June 30, 2023
(in thousands, except unit amounts)

(D)
85%/15%
 Shares
. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an incentive fee.
(ii) Current Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as an incentive fee
, on the other hand, in the following amounts and order of priority:
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
For the three and six months ended June 30, 2023, the Company incurred $1,078 and $2,136, respectively, in Management Fees, $105 and $210, respectively, in Administration Fees and $1,582 and $1,054, respectively, in incentive fees
. For the three and six months ended June 30, 2022, the Company incurred $889 and $1,760, respectively, in Management Fees, $93 and $181, respectively, in Administration Fees and $736 and $1,586, respectively, in incentive fees.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
June 30, 2023
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
The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022:
Fair Value Measurements
As of June 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$514,531	$514,531
Common Equity/Equity Interests/Warrants	61	—	7,877	7,938

Total Investments	$61	$—	$522,408	$522,469

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2023, the fair value of the SPV Facility and the Subscription Facility would be $236,500 and $26,800, respectively.
Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$532,753	$532,753
Common Equity/Equity Interests/Warrants	82	—	60	142

Total Investments	$82	$—	$532,813	$532,895

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2022, the fair value of the SPV Facility and the Subscription Facility would be $267,726 and $70,400, respectively.
The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2023:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2023	$524,025	$44	$524,069
Total gains or losses included in earnings:
Net realized gain	6	—	6
Net change in unrealized gain	635	1,652	2,287
Purchase of investment securities	31,071	6,181	37,252
Proceeds from dispositions of investment securities	(41,206)	—	(41,206)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2023	$514,531	$7,877	$522,408

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$731	$1,652	$2,383

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2022	$532,753	$60	$532,813
Total gains or losses included in earnings:
Net realized gain	6	—	6
Net change in unrealized gain (loss)	(9,788)	1,629	(8,159)
Purchase of investment securities	60,089	6,188	66,277
Proceeds from dispositions of investment securities	(68,529)	—	(68,529)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2023	$514,531	$7,877	$522,408

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(9,563)	$1,629	$(7,934)

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$510,015	Income Approach	Market Yield	9.9% – 20.8% (12.0%)
		$4,516	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$51	Market Approach	Volatility	17.3% - 17.3% (17.3%)
		$7,826	EBITDA Multiple	Comparable Multiple	6.25x-7.25x (6.75x)
Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$532,753	Income Approach	Market Yield	9.4% – 16.2% (11.4%)
Common Equity/Equity Interests/Warrants	Asset	$60	Market Approach	Volatility	26.0% - 26.0% (26.0%)
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

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 5. Debt
SPV Facility
—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300,000 and changed the interest rate to a SOFR-based calculation. There were $236,500 of borrowings outstanding as of June 30, 2023 under the SPV Facility. Effective with the end of the Investment Period on December 31, 2022, future advances are no longer permitted.
Subscription Facility
—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000 and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and the maturity date was extended. On December 28, 2022, the Company entered into the first amendment to the amended and restated loan and security agreement, extending the maturity date to December 31, 2023, reducing commitments to $75,000 and the stated interest rate is SOFR plus 2.80%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $26,800 of borrowings outstanding as of June 30, 2023 under the Subscription Facility.
The average annualized interest cost for borrowings for the six months ended June 30, 2023 and the year ended December 31, 2022 was 7.93% and 4.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up
servicer, if any. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2023 and the year ended December 31, 2022 was $338,126 and $343,350, respectively.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2023 and December 31, 2022 is $59,616 and $98,214, respectively, comprised of the following:

	June 30, 2023	December 31, 2022
Outset Medical, Inc.	$11,865	$11,865
Human Interest Inc.	6,799	6,799
Vessco Midco Holdings, LLC	3,417	4,969
Glooko, Inc.	3,185	3,185
Arcutis Biotherapeutics, Inc.	3,065	3,065
Ardelyx, Inc.	2,716	2,716
iCIMS, Inc.	2,665	3,867
Cerapedics, Inc.	2,424	2,424
High Street Buyer, Inc.	2,040	2,797
RxSense Holdings, LLC	1,558	1,558
Pediatric Home Respiratory Services, LLC	1,557	2,451
Enverus Holdings, Inc.	1,537	1,251
Maurices, Incorporated	1,491	2,733
RSC Acquisition, Inc.	1,419	10,328
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
Meditrina, Inc.	1,212	1,212
Spectrum Pharmaceuticals, Inc.	1,186	2,966
Kid Distro Holdings, LLC	1,121	1,121
GSM Acquisition Corp.	1,101	1,101
Foundation Consumer Brands, LLC	967	967
Basic Fun, Inc.	960	1,195
Ultimate Baked Goods Midco LLC	750	578
Orthopedic Care Partners Management, LLC	729	2,200
Southern Orthodontic Partners Management, LLC	705	2,605
Kaseya, Inc.	625	1,315
MRI Software LLC	577	577
ENS Holdings III Corp. & ES Opco USA LLC	574	179
SunMed Group Holdings, LLC	515	268
Transportation Insight, LLC	454	1,860
World Insurance Associates, LLC	385	135
TAUC Management, LLC	385	385
Amerimark Intermediate Holdings, LLC	194	—
CC SAG Holdings Corp. (Spectrum Automotive)	174	6,568
Oral Surgery Partners Holdings, LLC	—	3,277
Plastics Management, LLC	—	3,095
Erie Construction Mid-west, LLC	—	1,593
Tilley Chemical Buyer, Inc.	—	670
Peter C. Foy & Associates Insurance Services, LLC	—	570
Pinnacle Treatment Centers, Inc.	—	520
Ivy Fertility Services, LLC	—	499
BayMark Health Services, Inc.	—	499
NAC Holdings Corporation	—	470
Apex Service Partners, LLC	—	345
All States Ag Parts, LLC	—	172

Total Commitments	$59,616	$98,214

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022
Units at beginning of period	25,190,253	17,137,275
Units issued	—	1,855,288

Units issued and outstanding at end of period	25,190,253	18,992,563

	Six months ended June 30, 2023	Six months ended June 30, 2022
Units at beginning of period	18,992,563	17,137,275
Units issued	6,197,690	1,855,288

Units issued and outstanding at end of period	25,190,253	18,992,563

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2023 and June 30, 2022:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Per Share Data: (a)
Net asset value per unit, beginning of period	$10.33	$10.28

Net investment income	0.60	0.49
Net realized and unrealized gain (loss)	(0.32)*	0.03

Net increase in Unitholders’ capital resulting from operations	0.28	0.52
Distributions to Unitholders:
From distributable earnings	—	—

Net asset value per unit, end of period	$10.61	$10.80

Total Return (b)(c)	2.71%	5.06%
Unitholders’ capital, end of period	$267,226	$205,103
Units outstanding, end of period	25,190,253	18,992,563

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	5.82%	4.69%

Operating expenses	1.62%	2.20%
Interest and other credit facility expenses	5.00%	3.21%

Total expenses	6.62%	5.41%

Average debt outstanding	$285,613	$280,590
Portfolio turnover ratio	12.1%	7.4%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2023 and June 30, 2022 were 23,512,651 and 17,342,279, respectively.
(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*
Includes the impact of the different unit amounts used in calculating per unit data as a result of calculating certain per unit data based upon the weighted average units outstanding during the period and certain per unit data based on the units outstanding as of a period end.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2023, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month
periods ended June 30, 2023 and 2022, the related consolidated statements of cash flows for the six-month
periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 8, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SCP Private Credit Income BDC LLC, our current and prospective Portfolio Investments (as defined below), our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $35.8 million across 14 portfolio companies. This compares to investing $30.7 million in 22 portfolio companies for the three months ended June 30, 2022. Investments sold or prepaid during the three months ended June 30, 2023 totaled $41.4 million versus $12.3 million for the three months ended June 30, 2022.

At June 30, 2023, our portfolio consisted of 54 portfolio companies and was invested 98.5% directly in senior secured loans and 1.5% in common equity/equity interests/warrants, in each case, measured at fair value versus 55 portfolio companies invested >99.9% directly in senior secured loans and <0.1% in common equity/equity interests/warrants at June 30, 2022.

At June 30, 2023, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value. At June 30, 2022, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted new Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of June 30, 2023, the Company had $263.3 million of senior securities, for an asset coverage ratio of 201.5%.

Taxation as a RIC

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown for the three and six months ended June 30, 2023 and June 30, 2022:

Investment Income

For the three and six months ended June 30, 2023, gross investment income totaled $15.3 million and $30.1 million, respectively. For the three and six months ended June 30, 2022, gross investment income totaled $9.6 million and $18.3 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio as well as the impact of higher interest rates.

Expenses

Expenses totaled $8.7 million and $16.0 million, respectively, for the three and six months ended June 30, 2023, of which $2.8 million and $3.4 million, respectively, were management, incentive and administration fees and $5.7 million and $12.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2023. Expenses totaled $5.2 million and $9.8 million, respectively, for the three and six months ended June 30, 2022, of which $1.7 million and $3.5 million, respectively, were management, incentive and administration fees and $3.2 million and $5.8 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is mainly due to higher index rates on our revolving credit facilities.

Net Investment Income

The Company’s net investment income totaled $6.6 million and $14.1 million, or $0.34 and $0.60 per average unit, respectively, for the three and six months ended June 30, 2023. The Company’s net investment income totaled $4.4 million and $8.5 million, or $0.25 and $0.49 per average unit, respectively, for the three and six months ended June 30, 2022.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $41.4 million and $68.8 million, respectively, for the three and six months ended June 30, 2023. Net realized gain over the same periods totaled $0.1 million and $0, respectively. The Company had investment sales and prepayments totaling approximately $12.3 million and $33.8 million, respectively, for the three and six months ended June 30, 2022. Net realized gain (loss) over the same periods totaled $0 and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2023, net change in unrealized gain (loss) on the Company’s assets totaled $2.4 million and ($8.1) million, respectively. Net unrealized gain for the three months ended June 30, 2023 was primarily due to appreciation on our investments in SLR-AMI Topco Blocker, LLC, World Insurance Associates, LLC and Fertility (ITC) Investment Holdco, LLC, among others, partially offset by depreciation on our investments in Spectrum Pharmaceuticals, Inc., among others. Net unrealized loss for the six months ended June 30, 2023 was primarily due to depreciation on our investments in Amerimark Intermediate Holdings, LLC and TAUC Management, LLC, among others, partially offset by appreciation on our investments in SLR-AMI Topco Blocker, LLC, World Insurance Associates, LLC, and Pinnacle Treatment Centers, Inc., among others. For the three and six months ended June 30, 2022, net change in unrealized gain (loss) on the Company’s assets totaled ($0.3) million and $0.5 million, respectively. Net unrealized loss for the three months ended June 30, 2022 was primarily due to the reversal of previously recognized unrealized appreciation in the value of SOC Telemed, Inc., as well as depreciation on our investments in World Insurance Associates, LLC and Foundation Consumer Brands, LLC, among others, partially offset by appreciation on our investments in ACRES Commercial Mortgage, LLC, High Street Buyer, Inc. and Ivy Fertility Services, LLC, among others. Net unrealized gain for the six months ended June 30, 2022 was primarily due to appreciation on our investments in Apex Service Partners, LLC, ACRES Commercial Mortgage, LLC and Kid Distro Holdings, LLC, among others, partially offset by depreciation on our investments in World Insurance Associates, LLC and Foundation Consumer Brands, LLC, among others, as well as the reversal of previously recognized appreciation in Community Brands ParentCo, LLC.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $9.0 million and $6.0 million, respectively. For the same period, income per average unit was $0.36 and $0.25, respectively. For the three and six months ended June 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $4.2 million and $9.0 million, respectively. For the same period, income per average unit were $0.24 and $0.52, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to June 30, 2023, on a net basis, the Company sold and issued 25,190,253 common units at an average price of $10.38 per unit, for net proceeds of $261.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $64.5 million at June 30, 2023.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300 million and changed the interest rate to a SOFR-based calculation. As of June 30, 2023, there were $236.5 million of borrowings outstanding under the SPV Facility. Effective with the end of the Investment Period on December 31, 2022, future advances are no longer permitted.

Revolving credit facility due December 2023 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. On December 28, 2022, the Company entered into a first amendment to the amended and restated loan and security agreement, changing the stated interest rate on the Subscription Facility to SOFR plus 2.80%, reducing commitments to $75 million and extending the maturity date to December 31, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were $26.8 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at June 30, 2023.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2023:

Payments due by Period as of June 30, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$263.3	$263.3	$—	$—	$—

(1)	At June 30, 2023, we had a total of $48.2 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
(in millions)
Outset Medical, Inc.	$11.9	$11.9
Human Interest Inc.	6.8	6.8
Vessco Midco Holdings, LLC	3.4	5.0
Glooko, Inc.	3.2	3.2
Arcutis Biotherapeutics, Inc.	3.1	3.1
Ardelyx, Inc.	2.7	2.7
iCIMS, Inc.	2.7	3.9
Cerapedics, Inc.	2.4	2.4
High Street Buyer, Inc.	2.0	2.8
RxSense Holdings, LLC	1.6	1.6
Pediatric Home Respiratory Services, LLC	1.5	2.4
Enverus Holdings, Inc.	1.5	1.2
Maurices, Incorporated	1.5	2.7
RSC Acquisition, Inc.	1.4	10.3
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
Meditrina, Inc.	1.2	1.2
Spectrum Pharmaceuticals, Inc.	1.2	3.0
Kid Distro Holdings, LLC	1.1	1.1
GSM Acquisition Corp.	1.1	1.1
Foundation Consumer Brands, LLC	1.0	1.0
Basic Fun, Inc.	1.0	1.2
Ultimate Baked Goods Midco LLC	0.7	0.6
Orthopedic Care Partners Management, LLC	0.7	2.2
Southern Orthodontic Partners Management, LLC	0.7	2.6
Kaseya, Inc.	0.6	1.3
MRI Software LLC	0.6	0.6
ENS Holdings III Corp. & ES Opco USA LLC	0.6	0.2
SunMed Group Holdings, LLC	0.5	0.2
Transportation Insight, LLC	0.4	1.8
World Insurance Associates, LLC	0.4	0.1
TAUC Management, LLC	0.4	0.4
Amerimark Intermediate Holdings, LLC	0.2	—
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	6.6
Oral Surgery Partners Holdings, LLC	—	3.3
Plastics Management, LLC	—	3.1
Erie Construction Mid-west, LLC	—	1.6
Tilley Chemical Buyer, Inc.	—	0.6
Peter C. Foy & Associates Insurance Services, LLC	—	0.6
Pinnacle Treatment Centers, Inc.	—	0.5
Ivy Fertility Services, LLC	—	0.5
BayMark Health Services, Inc.	—	0.5
NAC Holdings Corporation	—	0.5
Apex Service Partners, LLC	—	0.3
All States Ag Parts, LLC	—	0.2

Total Commitments	$59.6	$98.2

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

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

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Shiraz Y. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%

Increase in Net Investment Income Per Unit Per Year	$(0.08)	$0.08

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended June 30, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form 10-K.

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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
As of the filing date of this Quarterly Report on Form 10-Q, many of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.
There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities other than those already disclosed in certain Form
8-Ks
filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2023, none
of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act)
adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)