Form 10-Q
period 2023-09-30
SCP Private Credit Income BDC LLC
filed 2023-11-07
CIK 1743415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2023

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
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of
the
Exchange Act).    Yes  ☐    No
☒
As of September 30, 2023, there was no established public market for the registrant’s units. The issuer had 26,710,775 units outstanding as of November 3, 2023.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and the nine months ended September 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1a.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	48
Item 6.	Exhibits	49
SIGNATURES		50

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.
Item 1. Financial Statements
SCP Private Credit Income BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Companies less than 5% owned (cost: $497,210 and $529,070, respectively)	$500,654	$532,895
Companies 5% to 25% owned (cost: $21,469 and $0, respectively)	13,565	—
Cash	14,989	16,697
Interest receiva b le	3,845	3,647
Receivable for investments sold	72	—
Prepaid expenses	54	22

Total assets	$533,179	$553,261

Liabilities
Revolving credit facility due December 2023 (the “SPV Facility”) ($223,800 and $267,726 face amounts, respectively, reported net of unamortized debt issuance costs of $348 and $1,392, respectively. See note 5)	$223,452	$266,334
Revolving credit facility due December 2023 (the “Subscription Facility”) ($30,000 and $70,400 face amounts, respectively, reported net of unamortized debt issuance costs of $57 and $185, respectively. See note 5)	29,943	70,215
Distributions payable	—	10,825
Management fee payable (see note 3)	3,238	519
Incentive fee payable (see note 3)	3,325	4,025
Administration fee payable (see note 3)	105	108
Interest payable (see note 5)	4,670	4,041
Other liabilities and accrued expenses	473	940

Total liabilities	$265,206	$357,007

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (25,190,253 and 18,992,563 units, respectively, issued and outstanding)	261,160	196,160
Accumulated distributable earnings	6,813	94

Total unitholders’ capital	$267,973	$196,254

Total liabilities and unitholders’ capital	$533,179	$553,261

Net asset value per unit	$10.64	$10.33

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income:
Interest:
Companies less than 5% owned	$15,658	$11,749	$45,294	$29,844
Companies 5% to 25% owned	13	—	13	—
Other income:
Companies less than 5% owned	103	48	570	218

Total investment income	15,774	11,797	45,877	30,062

Expenses:
Management fees (see note 3)	$1,102	$1,010	$3,238	$2,770
Incentive fees (see note 3)	1,285	958	2,339	2,544
Administration fees (see note 3)	105	102	315	283
Interest and other credit facility expenses (s ee note 5)	5,722	4,464	17,824	10,268
Other general and administrative expenses	172	207	694	658

Total expenses	8,386	6,741	24,410	16,523

Net investment income	$7,388	$5,056	$21,467	$13,539

Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$—	$—	$74	$—

Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(1,045)	372	(7,155)	879
Companies 5% to 25% owned	941	—	(1,130)	—

Net change in unrealized gain (loss) on investments	(104)	372	(8,285)	879

Net realized and unrealized gain (loss) on investments	(104)	372	(8,211)	879

Net Increase in Unitholders’ Capital Resulting From Operations	$7,284	$5,428	$13,256	$14,418

Net Income Per Unit	$0.29	$0.29	$0.55	$0.81

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement of Changes
in
Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$7,388	$5,056	$21,467	$13,539
Net realized gain	—	—	74	—
Net change in unrealized gain (loss)	(104)	372	(8,285)	879

Net increase in unitholders’ capital resulting from operations	7,284	5,428	13,256	14,418

Distributions to unitholders:
From net investment income	(6,537)	(4,528)	(6,537)	(4,528)

Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	65,000	20,000

Net increase in unitholders’ capital resulting from capital activity	—	—	65,000	20,000

Total increase in unitholders’ capital	747	900	71,719	29,890
Unitholders’ capital, beginning of period	267,226	205,103	196,254	176,113

Unitholders’ capital, end of period	$267,973	$206,003	$267,973	$206,003

Capital unit activity (see note 7):
Units issued	—	—	6,197,690	1,855,288

Net increase from capital unit activity	—	—	6,197,690	1,855,288

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Statement
of
Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$13,256	$14,418
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(74)	—
Net change in unrealized (gain) loss on investments	8,285	(879)
Deferred financing costs	1,204	1,275
(Increase) decrease in operating assets:
Purchase of investments	(82,937)	(137,266)
Net accretion of discount on investments	(2,511)	(1,779)
Proceeds from disposition of investments	97,423	38,182
Capitalization of payment-in-kind income	(1,510)	(461)
Receivable for investments sold	(72)	(120)
Interest receivable	(198)	(938)
Prepaid expenses	(32)	(39)
Increase (decrease) in operating liabilities:
Management fee payable	2,719	2,770
Incentive fee payable	(700)	219
Administration fee payable	(3)	23
Interest payable	629	1,836
Other liabilities and accrued expenses	(467)	111

Net Cash Provided by (Used in) Operating Activities	35,012	(82,648)

Cash Flows from Financing Activities:
Contributions from unitholders	65,000	20,000
Cash distributions paid	(17,362)	(11,805)
Proceeds from borrowings	46,768	148,010
Repayments of borrowings	(131,126)	(73,400)

Net Cash Provided by (Used in) Financing Activities	(36,720)	82,805

NET INCREASE (DECREASE) IN CASH	(1,708)	157
CASH AT BEGINNING OF PERIOD	16,697	11,181

CASH AT END OF PERIOD	$14,989	$11,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,195	$8,432

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans —186.9%
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition, Inc.) (2)	Insurance	S+550	0.75%	11.02%		10/5/2020	11/1/2026	$19,553	$19,333	$19,553
ACRES Commercial Mortgage, LLC (2)	Diversified Financial Services	S+705	1.00%	12.49%		12/24/2021	8/21/2028	12,660	12,461	12,660
Alimera Sciences, Inc. (2)	Pharmaceuticals	S+515	4.60%	10.48%		12/31/2019	5/1/2028	5,893	5,919	6,066
All States Ag Parts, LLC (2)	Trading Companies & Distributors	S+600	1.00%	11.60%		9/1/2021	9/1/2026	5,178	5,116	5,178
Apex Service Partners, LLC (2)	Diversified Consumer Services	S+525	1.00%	10.67%		11/5/2021	7/31/2025	20,699	20,478	20,699
Arcutis Biotherapeutics, Inc. (2)(4)	Pharmaceuticals	S+745	0.10%	12.88%		12/22/2021	1/1/2027	24,520	24,945	24,950
Ardelyx, Inc. (2)(4)	Pharmaceuticals	S+795	1.00%	13.30%		2/23/2022	3/1/2027	3,319	3,356	3,423
Basic Fun, Inc. (2)	Specialty Retail	S+650	1.00%	12.17%		10/30/2020	7/2/2024	960	960	960
BayMark Health Services, Inc. (2)	Health Care Providers & Services	S+500	1.00%	10.65%		6/29/2021	6/11/2027	15,741	15,632	15,741
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	14,691	14,658	14,728
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+575	0.75%	11.18%		6/29/2021	6/29/2028	12,577	12,416	12,577
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	11.53%		12/27/2022	1/1/2028	9,698	9,720	9,722
Enhanced Permanent Capital, LLC (2)(4)	Capital Markets	S+700	1.00%	12.26%		12/29/2020	12/29/2025	9,062	8,907	9,062
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin) (2)	Trading Companies & Distributors	S+475	1.00%	10.24%		12/31/2019	12/31/2025	7,127	7,068	7,127
Enverus Holdings, Inc. (fka Drilling Info Holdings) (2)	IT Services	S+450	—	9.92%		1/31/2020	7/30/2025	14,053	13,910	14,053
Erie Construction Mid-west, LLC (2)	Building Products	S+475	1.00%	10.34%		8/5/2021	7/30/2027	10,943	10,813	10,943
Fertility (ITC) Investment Holdco, LLC (2)	Health Care Providers & Services	S+650	1.00%	11.63%		1/4/2023	1/3/2029	10,304	10,022	10,304
Foundation Consumer Brands, LLC (2)	Personal Products	S+625	1.00%	11.77%		2/12/2021	2/12/2027	11,721	11,540	11,721
Glooko, Inc. (2)	Health Care Technology	S+790	0.10%	13.33%		9/30/2021	10/1/2026	2,123	2,145	2,165
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.65%		4/20/2021	11/16/2026	13,963	13,875	13,963
High Street Buyer, Inc. (2)	Insurance	S+600	0.75%	11.29%		4/16/2021	4/16/2028	12,007	11,824	12,007
Human Interest Inc. (2)	Internet Software & Services	S+785	1.00%	13.18%		6/30/2022	7/1/2027	6,799	6,731	6,799
iCIMS, Inc. (2)	Software	S+725	0.75%	12.63	% (7)	8/18/2022	8/18/2028	14,084	13,877	14,084
Kaseya, Inc. (2)	Software	S+625	0.75%	11.62	% (12)	6/22/2022	6/23/2029	11,030	10,888	11,030
Kid Distro Holdings, LLC (Distro Kid) (2)	Software	S+550	1.00%	11.04%		9/24/2021	10/1/2027	12,362	12,185	12,362
KORE Wireless Group, Inc. (2)	Wireless Telecommunication Services	S+550	—	10.99%		3/12/2019	12/21/2024	13,993	13,923	13,993
Maurices, Incorporated (2)	Specialty Retail	S+675	1.00%	9.94%		8/27/2021	6/1/2024	4,685	4,678	4,685
Meditrina, Inc. (2)	Health Care Equipment & Supplies	S+550	3.45%	10.83%		12/20/2022	12/1/2027	1,212	1,211	1,218
MRI Software LLC (2)	Software	S+550	1.00%	10.99%		7/23/2019	2/10/2026	15,191	15,092	15,191
Neuronetics, Inc. (2)	Health Care Equipment & Supplies	S+565	3.95%	10.98%		3/2/2020	3/29/2028	3,274	3,280	3,290
Nexus Intermediate III, LLC (Vortex) (2)	Professional Services	S+550	0.75%	11.36%		12/13/2021	12/6/2027	5,396	5,326	5,396
Oldco AI, LLC (f/k/a AmeriMark) (2)(5)(11)*	Internet & Catalog Retail	S+800	1.00%	—		7/28/2021	10/15/2026	4,271	3,698	—
Oldco AI, LLC (f/k/a AmeriMark) (5)(11)	Internet & Catalog Retail	P+475	1.00%	13.25%		6/16/2023	10/31/2023	282	282	282
Orthopedic Care Partners Management, LLC (2)	Health Care Providers & Services	S+650	1.00%	11.96%		8/17/2022	5/16/2024	6,385	6,362	6,290
Outset Medical, Inc. (2)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.48%		11/3/2022	11/1/2027	11,865	11,891	11,894
Pediatric Home Respiratory Services, LLC (2)	Health Care Providers & Services	S+625	1.00%	11.67%		8/19/2022	12/4/2024	4,235	4,186	4,235
Peter C. Foy & Associates Insurance Services, LLC (2)	Insurance	S+600	0.75%	11.43%		10/29/2021	11/1/2028	15,461	15,341	15,152
Pinnacle Treatment Centers, Inc. (2)	Health Care Providers & Services	S+675	1.00%	12.32%		1/22/2020	1/2/2026	8,275	8,196	8,275
Plastics Management, LLC (2)	Health Care Providers & Services	S+500	1.00%	10.44%		8/26/2021	8/18/2027	15,096	14,942	15,096
RQM+ Corp. (2)	Life Sciences Tools & Services	S+575	1.00%	11.40%		8/20/2021	8/12/2026	15,561	15,415	15,561
RxSense Holdings LLC (2)	Diversified Consumer Services	S+500	1.00%	10.47%		3/17/2020	3/13/2026	14,524	14,406	14,524

See notes
to
consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
September 30, 2023
(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC (2)	Health Care Providers & Services	S+625	1.00%	11.89%		6/3/2022	1/27/2026	$4,486	$4,450	$4,397
SunMed Group Holdings, LLC (2)	Health Care Equipment & Supplies	S+550	0.75%	10.99%		6/16/2021	6/16/2028	7,623	7,527	7,623
TAUC Management, LLC (2)	Health Care Providers & Services	L+525	1.00%	10.59%		2/12/2021	2/12/2027	9,005	8,921	8,375
Tilley Distribution, Inc. (2)	Trading Companies & Distributors	S+600	1.00%	11.54%		12/8/2021	12/31/2026	12,526	12,419	12,526
Transportation Insight, LLC (2)	Road & Rail	S+450	1.00%	9.87%		10/27/2021	12/18/2024	5,581	5,536	5,581
Ultimate Baked Goods Midco LLC (Rise Baking) (2)	Packaged Foods & Meats	S+625	1.00%	11.67%		8/12/2021	8/13/2027	7,574	7,442	7,574
Vapotherm, Inc. (2)	Health Care Equipment & Supplies	S+930	1.00%	14.73	% (8)	2/18/2022	2/1/2027	12,901	13,052	13,094
Vessco Midco Holdings, LLC (2)	Water Utilities	S+450	1.00%	9.85%		9/3/2021	11/2/2026	5,504	5,458	5,504
World Insurance Associates, LLC (2)	Insurance	S+575	1.00%	11.14%		10/12/2020	4/1/2026	19,217	19,199	19,217

Total Bank Debt/Senior Secured Loans									$501,012	$500,850

								Shares/Units
Common Equity/Equity Interests/Warrants — 5.0%
Assertio Holdings, Inc. Common Stock† (13)	Pharmaceuticals					7/31/2023		4,230	17	11
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals					6/28/2019		56,483	27	10
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies					12/20/2022		10,572	8	7
Senseonics Holdings, Inc. Common Stock† (4)(13)	Health Care Equipment & Supplies					7/25/2019		79,501	23	48
SLR-AMI Topco Blocker, LLC† (10)(11)	Internet & Catalog Retail					6/16/2023		—	17,489	13,283
Vapotherm, Inc.†	Health Care Equipment & Supplies					2/18/2022		17,156	103	10

Total Common Equity/Equity Interests/Warrants									$17,667	$13,369

Total Investments (9) — 191.9%									$518,679	$514,219
Liabilities in Excess of Other Assets — (91.9%)										(246,246)

Net Assets — 100.0%										$267,973

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2023.

(2)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(3)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 12.0% of the total assets of the Company.

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
(9)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $9,212; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,423 and $13,635, respectively, based on a tax cost of $523,431. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as
amended (the “Securities Act”).    These investments are
 generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(10)
Through this entity and other intermediate entities, the Company owns approximately 6.5% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.

(11)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the period June 16, 2023 (date at which the Company became an Affiliated Person) through September 30, 2023 in these affiliated investments are as follows:

See notes
to
consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
September 30, 2023
(in thousands)

Name of Issuer	Fair Value at June 16, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2023	Interest/Dividend Income
Oldco AI, LLC (f/k/a AmeriMark)	$8,243	$—	$(11,318)	$—	$3,075	$—	$—
Oldco AI, LLC (f/k/a AmeriMark)	—	1,110	(828)	—	—	282	13
SLR-AMI Topco Blocker, LLC	6,170	11,318	—	—	(4,205)	13,283	—

	$14,413	$12,428	$(12,146)	$—	$(1,130)	$13,565	$13

(12)	Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(13)	Denotes a Level 1 investment.
*	Investment is on non-accrual st atus.
†	Non-income producing security.
See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
September 30, 2023
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2023
Health Care Providers & Services	14.1%
Insurance	12.8%
Software	10.3%
Diversified Consumer Services	9.3%
Health Care Equipment & Supplies	7.2%
Pharmaceuticals	6.7%
Trading Companies & Distributors	4.8%
Biotechnology	4.8%
Life Sciences Tools & Services	3.0%
IT Services	2.7%
Wireless Telecommunication Services	2.7%
Leisure Equipment & Products	2.7%
Internet & Catalog Retail	2.6%
Diversified Financial Services	2.5%
Personal Products	2.3%
Building Products	2.1%
Capital Markets	1.8%
Packaged Foods & Meats	1.5%
Internet Software & Services	1.3%
Specialty Retail	1.1%
Road & Rail	1.1%
Water Utilities	1.1%
Professional Services	1.1%
Health Care Technology	0.4%

Total Investments	100.0%

See notes to consolidated financial statements.

1
0

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 271.5%
ACRES Commercial Mortgage, LLC (2)	Diversified Financial Services	S+705	1.00%	11.38%		12/24/2021	8/21/2028	$12,660	$12,437	$12,660
Alimera Sciences, Inc. (2)	Pharmaceuticals	L+765	1.78%	11.82%		12/31/2019	7/1/2024	3,929	4,059	4,145
All States Ag Parts, LLC (2)	Trading Companies & Distributors	S+575	1.00%	10.19%		9/1/2021	9/1/2026	5,358	5,279	5,358
AmeriMark Intermediate Holdings, LLC (2)(5)	Internet & Catalog Retail	L+800	1.00%	14.77%		7/28/2021	10/15/2026	21,189	20,858	20,129
Apex Service Partners, LLC (2)	Diversified Consumer Services	S+525	1.00%	9.42%		11/5/2021	7/31/2025	21,450	21,134	21,450
Arcutis Biotherapeutics, Inc. (2)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	24,520	24,654	24,827
Ardelyx, Inc. (2)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	3,319	3,328	3,328
Basic Fun, Inc. (2)	Specialty Retail	L+550	1.00%	10.27%		10/30/2020	10/30/2023	966	961	966
BayMark Health Services, Inc. (2)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	15,861	15,733	15,861
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	14,362	14,257	14,362
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	10.48%		6/29/2021	6/29/2028	6,491	6,407	6,491
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.42%		6/28/2019	1/1/2024	2,314	2,417	2,453
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	9,698	9,674	9,673
Enhanced Permanent Capital, LLC (2)(4)	Capital Markets	L+700	1.00%	10.13%		12/29/2020	12/29/2025	7,503	7,352	7,503
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin) (2)	Trading Companies & Distributors	S+475	1.00%	9.43%		12/31/2019	12/31/2025	7,570	7,490	7,570
Enverus Holdings, Inc. (fka Drilling Info Holdings) (2)	IT Services	L+450	—	8.88%		1/31/2020	7/30/2025	14,454	14,252	14,454
Erie Construction Mid-west, LLC (2)	Building Products	S+475	1.00%	9.79%		8/5/2021	7/30/2027	11,381	11,222	11,381
Foundation Consumer Brands, LLC (2)	Personal Products	L+550	1.00%	10.15%		2/12/2021	2/12/2027	12,288	12,063	12,288
Glooko, Inc. (2)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	2,831	2,838	2,838
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	9.03%		4/20/2021	11/16/2026	14,069	13,961	13,928
Higginbotham Insurance Agency, Inc. (2)	Insurance	L+525	0.75%	9.63%		11/25/2020	11/25/2026	8,130	8,043	8,130
High Street Buyer, Inc. (2)	Insurance	L+600	0.75%	8.75%		4/16/2021	4/16/2028	11,606	11,408	11,606
Human Interest Inc. (2)	Internet Software & Services	S+785	1.00%	11.97%		6/30/2022	7/1/2027	6,799	6,690	6,799
iCIMS, Inc. (2)	Software	S+725	0.75%	11.52	% (7)	8/18/2022	8/18/2028	13,757	13,527	13,517
Ivy Fertility Services, LLC (2)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	10,515	10,369	10,620
Kaseya, Inc. (2)	Software	S+575	0.75%	10.33%		6/22/2022	6/23/2029	10,966	10,810	10,966
Kid Distro Holdings, LLC (Distro Kid) (2)	Software	L+575	1.00%	10.48%		9/24/2021	10/1/2027	12,457	12,251	12,457
KORE Wireless Group, Inc. (2)	Wireless Telecommunication Services	S+550	—	10.08%		3/12/2019	12/21/2024	14,104	13,992	14,104
Maurices, Incorporated (2)	Specialty Retail	S+675	1.00%	8.74%		8/27/2021	6/1/2024	4,947	4,891	4,947
Meditrina, Inc. (2)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	1,212	1,201	1,209
MRI Software LLC (2)	Software	L+550	1.00%	10.23%		7/23/2019	2/10/2026	15,308	15,180	15,308
NAC Holding Corporation (Jaguar) (2)	Insurance	S+525	1.00%	9.45%		7/30/2021	9/28/2024	12,461	12,355	12,461
Neuronetics, Inc. (2)	Health Care Equipment & Supplies	L+765	1.66%	11.82%		3/2/2020	2/28/2025	3,056	3,143	3,224
Nexus Intermediate III, LLC (Vortex) (2)	Professional Services	L+550	0.75%	10.22%		12/13/2021	12/6/2027	5,947	5,858	5,947
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	2,206	2,164	2,162
Orthopedic Care Partners Management, LLC (2)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	4,226	4,200	4,226
Outset Medical, Inc. (2)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	11,865	11,796	11,775
Pediatric Home Respiratory Services, LLC (2)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	1,802	1,778	1,784
Peter C. Foy & Associates Insurance Services, LLC (2)	Insurance	S+600	0.75%	11.21%		10/29/2021	11/1/2028	15,579	15,444	15,579
Pinnacle Treatment Centers, Inc. (2)	Health Care Providers & Services	S+650	1.00%	10.57%		1/22/2020	1/2/2026	8,339	8,233	8,152
Plastics Management, LLC (2)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	12,117	11,967	12,117
Revlon Consumer Products Corporation (2)	Personal Products	P+475	2.75%	12.25%		5/7/2021	6/17/2023	13,905	13,876	13,974
RQM+ Corp. (2)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	15,680	15,499	15,680
RSC Acquisition, Inc. (2)	Insurance	S+550	0.75%	9.26%		10/5/2020	11/1/2026	9,345	9,191	9,345
RxSense Holdings LLC (2)	Diversified Consumer Services	L+500	1.00%	9.41%		3/17/2020	3/13/2026	14,674	14,522	14,674
See notes to consolidated financial statements.

1
1

SCP Private Credit Income BDC LLC
Consolidated Schedule of Investments (continued)
December 31, 2022
(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC (2)	Health Care Providers & Services	S+600	1.00%	10.84%		6/3/2022	1/27/2026	$1,901	$1,884	$1,901
Spectrum Pharmaceuticals, Inc. (2)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	3,559	3,519	3,524
SunMed Group Holdings, LLC (2)	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	7,929	7,815	7,929
TAUC Management, LLC (2)	Health Care Providers & Services	L+525	1.00%	9.98%		2/12/2021	2/12/2027	9,013	8,912	8,968
Tilley Distribution, Inc. (2)	Trading Companies & Distributors	S+550	1.00%	10.14%		12/8/2021	12/31/2026	12,762	12,633	12,762
Transportation Insight, LLC (2)	Road & Rail	L+450	1.00%	8.91%		10/27/2021	12/18/2024	4,198	4,150	4,198
Ultimate Baked Goods Midco LLC (Rise Baking) (2)	Packaged Foods & Meats	L+650	1.00%	10.88%		8/12/2021	8/13/2027	7,877	7,717	7,877
Vapotherm, Inc. (2)	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (8)	2/18/2022	2/1/2027	12,070	12,076	12,131
Vessco Midco Holdings, LLC (2)	Water Utilities	L+450	1.00%	7.87%		9/3/2021	11/2/2026	2,207	2,189	2,206
World Insurance Associates, LLC (2)	Insurance	S+575	1.00%	10.07%		10/12/2020	4/1/2026	19,614	19,261	18,829

Total Bank Debt/Senior Secured Loans									$528,920	$532,753

								Shares/Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals					6/28/2019		56,483	27	16
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies					12/20/2022		10,572	8	8
Senseonics Holdings, Inc. Common Stock† (4)	Health Care Equipment & Supplies					7/25/2019		79,501	23	82
Spectrum Pharmaceuticals, Inc. Warrants†	Biotechnology					9/21/2022		53,930	17	5
Vapotherm, Inc.†	Health Care Equipment & Supplies					2/18/2022		12,960	75	31

Total Common Equity/Equity Interests/Warrants									$150	$142

Total Investments (9) — 271.5%									$529,070	$532,895
Liabilities in Excess of Other Assets —(171.5%)									(336,641)

Net Assets — 100.0%									$196,254

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2022.

(2)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

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
September 30, 2023
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
On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit) occurred and the Company commenced operations. As of September 30, 2023, $261,500 of capital commitments were drawn and $64,500 were unfunded.
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
The offering period of the Company ended on April 5, 2019 (the “Offering Period”). The investment period of the Company ended on December 31, 2022. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the Company’s Board of Directors (the “Board”) for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940
Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.
Note 2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to
current period presentation.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form
10-Q
and Regulation
S-X,
as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.
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

c.
the audit committee of the Board reviews the preliminary valuations of the Adviser and third-party valuation specialist, if any, and responds to the valuation recommendations to
reflect any comments; and

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third-party valuation specialist, if any, which may from time to time be engaged by the Board.

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
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
September 30, 2023
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

(k)	T he Company records expenses related to applicable equity offering costs as a charge to capital upon the sale of Units, in accordance with ASC 946-20-25.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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
(B)
Unitholder Preferred Return
. Second, 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and pursuant to clause (ii)(A) and clause (ii)(C) below equal to 6% per annum, compounded annually, on such Unitholder’s unreturned capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses and other Company expenses) (the “Preferred Return”);
(C)
Adviser Catch Up to 15%
. Third, 80% of all remaining Disposition Proceeds paid to the Adviser as an incentive fee until the Adviser has received payments of Investment Proceeds with respect
t
o Unitholders pursuant to this clause (C) and clause (ii)(B) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (B) above and this clause (C) and pursuant to clause (ii)(A) and clause (ii)(B); and

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

(D)
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
For the three and nine months ended September 30, 2023, the Company incurred $1,102 and $3,238, respectively, in Management Fees, $105 and $315, respectively, in Administration Fees and $1,285 and $2,339, respectively, in incentive fees. For the three and nine months ended September 30, 2022, the Company incurred $1,010 and $2,770, respectively, in Management Fees, $102 and $283, respectively, in Administration Fees and $958 and $2,544, respectively, in Incentive Fees.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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
September 30, 2023
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
The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022:
Fair Value Measurements
As of September 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$500,850	$500,850
Common Equity/Equity Interests/Warrants	59	—	13,310	13,369

Total Investments	$59	$—	$514,160	$514,219

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2023, the fair value of the SPV Facility and the Subscription Facility would be $223,800 and $30,000, respectively.
Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$532,753	$532,753
Common Equity/Equity Interests/Warrants	82	—	60	142

Total Investments	$82	$—	$532,813	$532,895

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December
31,
2022, the fair value of the SPV Facility and the Subscription Facility would be $267,726 and $70,400, respectively.
The following table provides a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2023:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2023	$514,531	$7,877	$522,408
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	5,793	(5,879)	(86)
Purchase of investment securities*	9,334	11,329	20,663
Proceeds from dispositions of investment securities	(28,808)	(17)	(28,825)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2023	$500,850	$13,310	$514,160

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$5,959	$(5,869)	$90

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2022	$532,753	$60	$532,813
Total gains or losses included in earnings:
Net realized gain	6	—	6
Net change in unrealized loss	(3,995)	(4,250)	(8,245)
Purchase of investment securities*	69,424	17,517	86,941
Proceeds from dispositions of investment securities	(97,338)	(17)	(97,355)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2023	$500,850	$13,310	$514,160

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(3,643)	$(4,262)	$(7,905)

*	Includes PIK capitalization and accretion of discount

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2023	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$500,850	Income Approach	Market Yield	10.1% - 16.8% (12.1%)
Common Equity/Equity Interests/Warrants	Asset	$27	Market Approach	Volatility	17.8% - 17.8% (17.8%)
		$13,283	EBITDA Multiple	Comparable Multiple	6.25x-7.25x (6.75x)
Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$532,753	Income Approach	Market Yield	9.4% - 16.2% (11.4%)
Common Equity/Equity Interests/Warrants	Asset	$60	Market Approach	Volatility	26.0% - 26.0% (26.0%)
Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s inve
stments.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 5. Debt
SPV Facility
—During the first quarter of 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400,000. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75,000
.    On February
 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100,000. On July 16, 2021, the Company entered into an amended SPV Facility, which increased commitments to $125,000, and on August 18, 2021 entered into a second amended SPV Facility which increased commitments to $200,000 and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275,000. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300,000 and changed the interest rate to a SOFR-based calculation. There were $223,800 of borrowings outstanding as of September 30, 2023 under the SPV Facility. Effective with the end of the Investment Period on December 31, 2022, future advances are no longer permitted.
Subscription Facility
—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35,000 to $50,000. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50,000 to $75,000 and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100,000 and the maturity date was extended. On December 28, 2022, the Company entered into the first amendment to the amended and restated loan and security agreement, extending the maturity date to December 31, 2023, reducing commitments to $75,000 and the stated interest rate is SOFR plus 2.80%. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $30,000 of borrowings outstanding as of September 30, 2023 under the Subscription Facility.
The average annualized interest cost for borrowings for the nine months ended September 30, 2023 and the year ended December 31, 2022 was 8.03% and 4.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up
servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2023 and the year ended December 31, 2022 was $338,126 and $343,350, respectively.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans.
Th
e total amount of these unfunded commitments as of September 30, 2023 and December 31, 2022 is $47,908 and $98,214, respectively, comprised of the following:

	September 30, 2023	December 31, 2022
Outset Medical, Inc.	$11,865	$11,865
Human Interest Inc.	6,799	6,799
Arcutis Biotherapeutics, Inc.	3,065	3,065
Ardelyx, Inc.	2,716	2,716
iCIMS, Inc.	2,555	3,867
Cerapedics, Inc.	2,424	2,424
Neuronetics, Inc.	1,964	—
High Street Buyer, Inc.	1,890	2,797
Maurices, Incorporated	1,640	2,733
RxSense Holdings, LLC	1,558	1,558
Enverus Holdings, Inc.	1,545	1,251
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
Kid Distro Holdings, LLC	1,121	1,121
GSM Acquisition Corp.	1,101	1,101
Foundation Consumer Brands, LLC	967	967
Basic Fun, Inc.	960	1,195
Ultimate Baked Goods Midco LLC	753	578
Kaseya, Inc.	625	1,315
MRI Software LLC.	577	577
ENS Holdings III Corp. & ES Opco USA LLC	574	179
SunMed Group Holdings, LLC	515	268
Transportation Insight, LLC	454	1,860
Vessco Midco Holdings, LLC	417	4,969
TAUC Management, LLC	385	385
CC SAG Holdings Corp. (Spectrum Automotive)	174	6,568
Accession Risk Management Group, Inc.	—	10,328
Oral Surgery Partners Holdings, LLC	—	3,277
Glooko, Inc.	—	3,185
Plastics Management, LLC	—	3,095
Spectrum Pharmaceuticals, Inc.	—	2,966
Southern Orthodontic Partners Management, LLC	—	2,605
Pediatric Home Respiratory Services, LLC	—	2,451
Orthopedic Care Partners Management, LLC	—	2,200
Erie Construction Mid-west, LLC	—	1,593
Meditrina, Inc.	—	1,212
Tilley Chemical Buyer, Inc.	—	670
Peter C. Foy & Associates Insurance Services, LLC	—	570
Pinnacle Treatment Centers, Inc.	—	520
Ivy Fertility Services, LLC	—	499
BayMark Health Services, Inc.	—	499
NAC Holdings Corporation	—	470
Apex Service Partners, LLC	—	345
All States Ag Parts, LLC	—	172
World Insurance Associates, LLC	—	135

Total Commitments	$47,908	$98,214

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance
sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance
sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.
Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022
Units at beginning of period	25,190,253	18,992,563
Units issued	—	—

Units issued and outstanding at end of period	25,190,253	18,992,563

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Units at beginning of period	18,992,563	17,137,275
Units issued	6,197,690	1,855,288

Units issued and outstanding at end of period	25,190,253	18,992,563

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and September 30, 2022:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Per Share Data: (a)
Net asset value per Unit, beginning of period	$10.33	$10.28

Net investment income	0.89	0.76
Net realized and unrealized gain (loss)	(0.31)*	0.06

Net increase in Unitholders’ capital resulting from operations	0.58	0.82
Distributions to Unitholders:
From distributable earnings	(0.27)	(0.25)

Net asset value per Unit, end of period	$10.64	$10.85

Total Return (b)(c)	5.61%	7.98%
Unitholders’ capital, end of period	$267,973	$206,003
Units outstanding, end of period	25,190,253	18,992,563

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	8.57%	7.16%

Operating expenses	2.63%	3.31%
Interest and other credit facility expenses	7.11%	5.43%

Total expenses	9.74%	8.74%

Average debt outstanding	$274,782	$291,045
Portfolio turnover ratio	15.9%	8.1%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2023 and September 30, 2022 were 24,077,997 and 17,898,419, respectively.

(b)	Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*
Includes the impact of the different Unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

SCP Private Credit Income BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 9. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.
On October 13, 2023, the Company delivered a capital drawdown notice to its investor, an investment fund created by a financial institution unaffiliated with the Company (the “Access Fund”), relating to the sale of approximately 1,500,000 Units, for an aggregate offering price of $16,300. The sale closed on October 27, 2023.
The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the LLC Agreement entered into by the Company and the Access Fund. Under the terms of the Subscription Agreement and the LLC Agreement, the Access Fund is required to fund drawdowns to purchase Units up to the amount of its capital commitment on an as-needed
basis with a minimum of 10 business days’ prior notice to the Access Fund.
The issuance and sale of the Units are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On October 20, 2023, the SPV entered into the third amendment (the “Amendment”) to the SPV Facility. Pursuant to the Amendment, (i) commitments to the SPV Facility were reduced from $300,000 to approximately $261,388, as may be further adjusted per the terms of the SPV Facility, (ii) the final maturity date of the SPV Facility was extended from December 31, 2023 to August 15, 2024, and (iii) the general stated interest rate of the SPV Facility was decreased from SOFR plus 2.90% with respect to advances denominated in U.S. dollars and CDOR plus 2.90% with respect to advances denominated in Canadian dollars to SOFR plus 2.70% with respect to advances denominated in U.S. dollars and CDOR plus 2.70% with respect to advances denominated in Canadian dollars, among other non-material
changes.

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SCP Private Credit Income BDC LLC:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement
of
assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2023, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2023

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

•	the escalating conflict in the Middle East;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•

our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

SLR Capital Partners, LLC (the “Adviser”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler, who also oversee the Adviser’s investment committee. Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting and registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the Company’s units (the “Units”) issued by the Company to the Access Fund. We also expect that Units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the U.S. in accordance with Regulation S under the Securities Act. Upon a sale of Units to an investor, we expect the Access Fund will pass its voting rights in the Company through to the Access Fund Investors.

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

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Recent Developments

On October 13, 2023, the Company delivered a capital drawdown notice to the Access Fund, relating to the sale of approximately 1.5 million of the Company’s Units, for an aggregate offering price of $16.3 million. The sale closed on October 27, 2023.

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

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 20, 2023, the SCP Private Credit Income BDC SPV LLC as borrower (the “SPV”), a wholly owned financing subsidiary of the Company, entered into the third amendment (the “Amendment”) to its second amended and restated senior secured revolving credit facility with JPMorgan Chase Bank, National Association acting as administrative agent (the “SPV Facility”). Pursuant to the Amendment, (i) commitments to the SPV Facility were reduced from $300 million to approximately $261.4 million, as may be further adjusted per the terms of the SPV Facility, (ii) the final maturity date of the SPV Facility was extended from December 31, 2023 to August 15, 2024, and (iii) the general stated interest rate of the SPV Facility was decreased from SOFR plus 2.90% with respect to advances denominated in U.S. dollars and CDOR plus 2.90% with respect to advances denominated in Canadian dollars to SOFR plus 2.70% with respect to advances denominated in U.S. dollars and CDOR plus 2.70% with respect to advances denominated in Canadian dollars, among other non-material changes.

Revenues

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, aggregate loan sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which we have direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies.

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

(viii)	Management Fees and incentive fees;

(ix)	Administration Fees;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of Service Providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal and regulatory filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities related to liquidating the Company;

(xviii)	transfer agent services; and

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

In addition, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400 million in capital commitments (“Commitments”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

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

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $19.2 million across 11 portfolio companies. This compares to investing $66.1 million in 28 portfolio companies for the three months ended September 30, 2022. Investments sold or prepaid during the three months ended September 30, 2023 totaled $28.7 million versus $4.7 million for the three months ended September 30, 2022.

At September 30, 2023, our portfolio consisted of 53 portfolio companies and was invested 97.4% directly in senior secured loans and 2.6% in common equity/equity interests/warrants, in each case, measured at fair value versus 59 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants at September 30, 2022.

At September 30, 2023, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value. At September 30, 2022, 97.4% of our income producing investment portfolio was floating rate and 2.6% was fixed rate, measured at fair value.

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

The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value (the “NAV”) is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of September 30, 2023, the Company had $253.8 million of senior securities, for an asset coverage ratio of 205.6%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown for the three and nine months ended September 30, 2023 and September 30, 2022:

Investment Income

For the three and nine months ended September 30, 2023, gross investment income totaled $15.8 million and $45.9 million, respectively. For the three and nine months ended September 30, 2022, gross investment income totaled $11.8 million and $30.1 million, respectively. The comparative increase in gross investment income is due to an increase in the average size of the income-producing portfolio as well as higher interest rates.

Expenses

Expenses totaled $8.4 million and $24.4 million, respectively, for the three and nine months ended September 30, 2023, of which $2.5 million and $5.9 million, respectively, were management, incentive and administration fees and $5.7 million and $17.8 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2023. Expenses totaled $6.7 million and $16.5 million, respectively, for the three and nine months ended September 30, 2022, of which $2.1 million and $5.6 million, respectively, were management, incentive and administration fees and $4.5 million and $10.3 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is mainly due to higher index rates on our revolving credit facilities.

Net Investment Income

The Company’s net investment income totaled $7.4 million and $21.5 million, or $0.29 and $0.89 per average unit, respectively, for the three and nine months ended September 30, 2023. The Company’s net investment income totaled $5.1 million and $13.5 million, or $0.27 and $0.76 per average unit, respectively, for the three and nine months ended September 30, 2022.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $28.7 million and $97.4 million, respectively, for the three and nine months ended September 30, 2023. Net realized gain over the same periods totaled $0 and $0.1 million, respectively. The Company had investment sales and prepayments totaling approximately $4.7 million and $38.5 million, respectively, for the three and nine months ended September 30, 2022. Net realized gain (loss) over the same periods totaled $0 and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2023, net change in unrealized gain (loss) on the Company’s assets totaled ($0.1) million and ($8.3) million, respectively. Net unrealized loss for the three months ended September 30, 2023 was primarily due to depreciation on our investments in Peter C. Foy & Associates Insurance Services, LLC, among others, partially offset by appreciation on our investments in Alimera Sciences, Inc. and GSM Acquisition Corp., among others. Net unrealized loss for the nine months ended September 30, 2023 was primarily due to depreciation on our investments in Oldco AI, LLC (f/k/a Amerimark), TAUC Management, LLC and Peter C. Foy & Associates Insurance Services, LLC, among others, partially offset by appreciation on our investments in World Insurance Associates, LLC, iCIMS, Inc. and Pinnacle Treatment Centers, Inc., among others. For the three and nine months ended September 30, 2022, net change in unrealized gain on the Company’s assets totaled $0.4 million and $0.9 million, respectively. Net unrealized gain for the three months ended September 30, 2022 was primarily due to appreciation on our investments in World Insurance Associates, LLC and Arcutis Biotherapeutics, Inc., among others, partially offset by depreciation on our investments in Apex Service Partners, LLC and Rubius Therapeutics, Inc., among others. Net unrealized gain for the nine months ended September 30, 2022 was primarily due to appreciation on our investments in ACRES Commercial Mortgage, LLC, Arcutis Biotherapeutics, Inc. and Kid Distro Holdings, LLC, among others, partially offset by depreciation on our investments in Apex Service Partners, LLC, Rubius Therapeutics, Inc. and GSM Acquisition Corp., among others, as well as the reversal of previously recognized appreciation in Community Brands ParentCo, LLC.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $7.3 million and $13.3 million, respectively. For the same period, income per average unit was $0.29 and $0.55, respectively. For the three and nine months ended September 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $5.4 million and $14.4 million, respectively. For the same period, income per average unit were $0.29 and $0.81, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2023, on a net basis, the Company sold and issued 25,190,253 Units at an average price of $10.38 per Unit, for net proceeds of $261.5 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $64.5 million at September 30, 2023.

Debt

Revolving credit facility due December 2023 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $400 million. The stated interest rate on the SPV Facility is SOFR plus 2.90% with no floor requirement and the current final maturity date is December 31, 2023. The fee on undrawn commitments is generally 0.875%. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. On November 18, 2019, the Company amended the SPV Facility, reducing commitments to $75 million. On February 27, 2021, the Company again amended the SPV Facility, increasing commitments to $100 million. On July 16, 2021, the Company entered into an amended and restated SPV Facility, which increased commitments to $125 million, and on August 18, 2021 entered into a second amended and restated SPV Facility which increased commitments to $200 million and extended the final maturity date to December 31, 2023. On November 2, 2021, the Company entered into Amendment No. 1 to the second amended SPV Facility, which increased commitments to $275 million. On August 3, 2022, the Company entered into Amendment No. 2 to the second amended SPV Facility, which increased commitments to $300 million and changed the interest rate to a SOFR-based calculation. As of September 30, 2023, there were $223.8 million of borrowings outstanding under the SPV Facility. Effective with the end of the Investment Period on December 31, 2022, future advances are no longer permitted.

Revolving credit facility due December 2023 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank, and subsequently entered into an amendment on June 24, 2019, which increased commitments from $35.0 million to $50.0 million. On March 5, 2021, the Company entered into a second amendment. Under the second amendment, commitments were increased from $50.0 million to $75.0 million and the maturity date was extended. On October 4, 2021, the Company entered into an amended and restated loan and security agreement, which increased commitments to $100 million and extended the maturity date to December 31, 2022. On December 28, 2022, the Company entered into a first amendment to the amended and restated loan and security agreement, changing the stated interest rate on the Subscription Facility to SOFR plus 2.80%, reducing commitments to $75 million and extending the maturity date to December 31, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there were $30.0 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at September 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Company will pay the Adviser the Management Fee and the Incentive Fee, and the Administrative Coordinator the Administration Fee. Under the Investment Management Agreement, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of September 30, 2023:

Payments due by Period as of September 30, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$253.8	$253.8	$—	$—	$—

(1)	At September 30, 2023, we had a total of $45.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
(in millions)
Outset Medical, Inc.	$11.9	$11.9
Human Interest Inc.	6.8	6.8
Arcutis Biotherapeutics, Inc.	3.1	3.1
Ardelyx, Inc.	2.7	2.7
iCIMS, Inc.	2.5	3.9
Cerapedics, Inc.	2.4	2.4
Neuronetics, Inc.	2.0	—
High Street Buyer, Inc.	1.9	2.8
Maurices, Incorporated	1.6	2.7
RxSense Holdings, LLC	1.6	1.6
Enverus Holdings, Inc.	1.5	1.2
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
Kid Distro Holdings, LLC	1.1	1.1
GSM Acquisition Corp.	1.1	1.1
Foundation Consumer Brands, LLC	1.0	1.0
Basic Fun, Inc.	1.0	1.2
Ultimate Baked Goods Midco LLC	0.7	0.6
Kaseya, Inc.	0.6	1.3
MRI Software LLC	0.6	0.6

	September 30, 2023	December 31, 2022
(in millions)
ENS Holdings III Corp. & ES Opco USA LLC	0.6	0.2
SunMed Group Holdings, LLC	0.5	0.2
Transportation Insight, LLC	0.4	1.8
Vessco Midco Holdings, LLC	0.4	5.0
TAUC Management, LLC	0.4	0.4
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	6.6
Accession Risk Management Group, Inc.	—	10.3
Oral Surgery Partners Holdings, LLC	—	3.3
Glooko, Inc.	—	3.2
Plastics Management, LLC	—	3.1
Spectrum Pharmaceuticals, Inc.	—	3.0
Southern Orthodontic Partners Management, LLC	—	2.6
Pediatric Home Respiratory Services, LLC	—	2.4
Orthopedic Care Partners Management, LLC	—	2.2
Erie Construction Mid-west, LLC	—	1.6
Meditrina, Inc.	—	1.2
Tilley Chemical Buyer, Inc.	—	0.6
Peter C. Foy & Associates Insurance Services, LLC	—	0.6
Pinnacle Treatment Centers, Inc.	—	0.5
Ivy Fertility Services, LLC	—	0.5
BayMark Health Services, Inc.	—	0.5
NAC Holdings Corporation	—	0.5
Apex Service Partners, LLC	—	0.3
All States Ag Parts, LLC	—	0.2
World Insurance Associates, LLC	—	0.1

Total Commitments	$47.9	$98.2

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Related Parties

We have entered into the Investment Management Agreement with the Adviser. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Shiraz Y. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the wars between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$(0.08)	$0.08

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the three months ended September 30, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form 10-K.

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

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on September 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule
10b5-1
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)