Form 10-K
period 2023-12-31
SCP Private Credit Income BDC LLC
filed 2024-02-27
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01294

SCP Private Credit Income BDC LLC

(Exact name of registrant as specified in its charter)

Delaware (State of formation)	83-0634992 (I.R.S. Employer Identification No.)

500 Park Avenue New York, NY (Address of principal executive offices)	10022 (Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of June 30, 2023, there was no established public market for the registrant’s units. The issuer had 26,710,775 units outstanding as of February 23, 2024.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

(i)
Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the

Adviser as an Incentive Fee, on the other hand, in the following amounts and order of priority:

(A)
Return of Capital Contributions. First, 100% to such Unitholder until such Unitholder has received cumulative distributions of Investment Proceeds pursuant to this clause (i)(A) equal to such Unitholder’s total Capital Contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses (as defined below) and other Company expenses);
(B)
Unitholder Preferred Return. Second, 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and pursuant to clause (ii) (A) and clause (ii)(C) below equal to 6% per annum, compounded annually, on such Unitholder’s unreturned capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses and other Company expenses) (the “Preferred Return”);
(C)
Adviser Catch Up to 15%. Third, 80% of all remaining Disposition Proceeds paid to the Adviser as an Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (B) above and this clause (C) and pursuant to clause (ii)(A) and clause (ii)(B); and
(D)
85%/15% Shares. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an Incentive Fee.
(ii)
Current Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the

Adviser as an Incentive Fee, on the other hand, in the following amounts and order of priority:

(A)
Unitholder Preferred Return. First, 100% of all Current Proceeds to Unitholders until Unitholders have received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (A) and clause (C) below and pursuant to clause (i)(B) and clause (i)(D) equal to the Preferred Return;
(B)
Adviser Catch Up to 15%. Second, 80% of all remaining Current Proceeds paid to the Adviser as an Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (A) above and this clause (B) and pursuant to Section clause (i)(B) and clause (i)(C); and
(C)
85%/15% Units. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an Incentive Fee.

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

Proprietary Sourcing and Origination

We believe that SLR’s senior investment professionals’ longstanding relationships with financial sponsors, corporate management teams, commercial and investment banks and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We believe the broad experience of our senior investment team and their ability to draw upon their average of over 30 years of investment experience enables us to identify, assess and structure investments successfully.

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
•
Value of Assets: The prospective value of the assets, if any, that collateralize the loans in which we invest, is an important factor in our credit analysis, particularly in our ABL loans. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment, real estate and loans and other financial assets, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions, the company’s funding may be derived from a borrowing base determined by the value of the company’s assets.
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

Opportunities in the asset-based lending strategy are not sourced from financial sponsors but from a variety of regional banks, consultants, other asset- based lenders and companies themselves, with the deals that have historically progressed through SLR’s preliminary review having come from 90+ different sources.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle market companies in particular. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Michael S. Gross and Bruce Spohler and the other investment professionals of SLR to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Michael S. Gross and Bruce Spohler and the other investment professionals of the Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Term

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326 million in capital commitments. The offering period of the Company ended on April 5, 2019 (the “Offering Period”), six months after the Initial Closing Date. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the LLC Agreement, but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “1934 Act”) which would occur if the market value of our Units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards.

Staffing

We do not currently have any employees. Mr. Gross, our Co-Chief Executive Officer, President and a board member, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR. In addition, Shiraz Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for SLR. Guy Talarico, our Chief Compliance Officer and Secretary, serves as the Chief Compliance Officer and General Counsel for SLR.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our independent directors, and, accordingly, are subject to change.

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

The Adviser votes proxies relating to our portfolio securities in the best interest of Unitholders. The Adviser reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our the Adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of the Adviser any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

•	The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally.
•	Periods of market volatility have occurred and could continue to occur in response to pandemics or other events.
•	The Adviser will rely on information provided by internal sources and third parties when conducting due diligence.
•	Fixed and floating rate debt instruments are subject to the risks associated with change in interest rates.
•	Most of the Company’s Portfolio Investments at any given time are expected to be illiquid.
•	The Company is subject to risks related to inflation and deflation.
•	Economic sanction laws may prohibit investments in certain countries and with certain individuals and companies.
•	The Company may choose to waive or defer enforcement of covenants in the debt securities held in its portfolio, which may cause the Company to lose all or part of its investment in these companies.

General Risks Related to the Company

•	There can be no guarantee of returns and Unitholders may lose all of their money by investing in the Company.
•	Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed.
•	The Company is subject to management risk because the Adviser actively manages its investment portfolio.
•

If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio.

•	The Company’s assets are available to satisfy all liabilities and other obligations of the Company.
•	There is no assurance that the Adviser’s analysis of potential investments will take into consideration all appropriate factors.
•	The Company could be substantially adversely affected by the unfavorable performance of any single investment.
•	The Company will include in its income certain amounts that the Company has not yet received in cash.
•	It is expected that the majority of the Company’s investments will not have market quotations available.
•	Securities that the Adviser believes are not valued correctly may not ultimately be valued as projected.
•	The Adviser may employ financial/analytical models that may not reflect actual results.
•	The Company and the Adviser may be subject to the risks and costs of regulatory investigations or becoming involved in litigation with third parties.
•	The Company and/or the Adviser may enter into various indemnification agreements or arrangements with third parties.
•	The Company could be subject to the risks related to the Russian invasion of Ukraine.
•	A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment.
•	Unitholders could be subject to cybersecurity risks associated with electronic databases and communications.
•	Adverse developments affecting the financial services industry could have a material adverse effect on the Company, the Adviser and the Portfolio Investments.
•	The Company is subject to technological risks, including those associated with artificial intelligence and machine learning technology.
• •

The Company is subject to risks associated with ESG (as defined below) initiatives and climate change.

The Company is subject to risks associated with U.S. government shutdowns, uncertainty over the U.S. debt ceiling and any related downgrades in the U.S.'s credit ratings.

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

•	The Company could be subject to the risks associated with the use of warrants and rights.
•	The Company could be subject to the risks associated with the elimination of LIBOR and use of SOFR.
•	The Company could be subject to the risks associated with the effect of an economic slowdown on Portfolio Investments.
•	The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings.
•	The Company could be subject to the risks associated with investments in zero-coupon bonds, deferred interest rate bonds and PIKs.
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

Subordinated Loans. The Company may invest in subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists. In addition, the Company will be subject to the potential risks of foreclosure and ownership of underlying collateral described in “— Senior Secured Loans” above.

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

Prepayment Risk. The terms of loans in which the Company invests may permit borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations.

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

Ability to Originate Loans on Advantageous Terms; Competition and Supply. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate all or a portion of one or more investments to certain other funds or accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors and/or third parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans, the prospects for successful repayment or a successful reorganization or similar action.

Risks Relating to Bank Loans and Corporate Loans. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks. See “— Investments in Smaller and Middle Market Companies” below.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, the COVID-19 pandemic, certain regional bank failures, an inflationary environment and the ongoing war in the Middle East, could adversely affect the Company’s business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments.

Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in 2024 the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Company’s ability to access the debt markets and capital markets on favorable terms.

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

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “— High Yield Debt and Unrated Securities” below.

General Leverage Risks. The Company employs leverage and otherwise incurs indebtedness with respect to the portfolio both on a recourse or non-recourse basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “— Leveraged Companies” below.

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

Interest Rate Risk. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates, such as the recent economic period, will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). The Company’s other investments and transactions may also be affected by changes in interest rates. Declines in market value, if not offset by any corresponding gains on hedging instruments, may ultimately reduce earnings or result in losses to the Company.

The prices of long-term debt obligations generally fluctuate more than prices of short-term debt obligations as interest rates change. To the extent the Company invests in longer-term Portfolio Investments, it will be impacted to a greater degree by changes in market interest rates than if the Company invested primarily in short-term debt securities.

To the extent the Company borrows money or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays distributions on preferred Units and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, such as the recent economic period, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company.

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

Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans. The Company structures the debt in its Portfolio Investments to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time the Company may elect to waive breaches of these covenants, including its right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular Portfolio Investment. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact the Company’s ability to pay distributions, could adversely affect its results of operation and financial condition and cause the loss of all or part of your investment.

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

Identification of Potential Investment Opportunities. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. See “— Regulatory Risks Relating to the Company” below.

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

No Assurance of Cash Distributions. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. If the Company violates certain covenants under its existing or future credit facilities or other leverage, the Company may be limited in its ability to make distributions. To the extent the Company makes distributions to Unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the Unitholder’s investment. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit the Company’s ability to pay distributions. There can be no assurances that the Company will pay distributions to Unitholders in the future.

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

Forward-Looking Statements. This annual report on Form 10-K contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form 10-K. Those forward-looking statements reflect the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form 10-K.

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

Regulatory Investigations or Third-Party Litigation. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain Portfolio Investments. The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. See “— Litigation and Related Risks Associated with Origination and Servicing” above. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings. See “—Risks Associated with Bankruptcy and Insolvency Cases” below.

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

Risks Related to the Russian Invasion of Ukraine. On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s Portfolio Investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

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

The Company relies on the Adviser’s enterprise-wide cybersecurity program, to protect its information, including due oversight of the cybersecurity programs of the Company’s key Service Providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party Service Providers. While the Adviser employs various measures to address cybersecurity-related issues, the Adviser, the Administrative Coordinator, the Company and their respective Service Providers may nevertheless be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause the Adviser, the Company or their respective Service Providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other operational disruptions. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to Unitholders (and their beneficial owners) and material nonpublic information. The systems the Adviser has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Company’s and the Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders, material nonpublic information and other sensitive information in the Adviser’s possession. A disaster or a disruption in the infrastructure that supports the Adviser’s business, including a disruption involving Electronic Communications or other services used by the Adviser or third parties with whom the Adviser conducts business, or directly affecting the Adviser’s headquarters, could have a material adverse impact on the Adviser’s ability to continue to operate its business without interruption and to protect the Company, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse the Adviser for its losses, if at all.

Although the Company is not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, its operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats faced in the marketplace. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. The Company may be a target for attacks because, as a specialty finance company, it holds confidential and other sensitive information, including price information, about existing and potential investments. Further, the Company is dependent on third-party vendors for hosting hardware, software and data processing systems that it does not control. The Company also relies on third-party Service Providers for certain aspects of its business, including for certain information systems, technology and administration of its Portfolio Investments and compliance matters. While the Company relies on the cybersecurity strategy and policies implemented by the Adviser, its reliance on the Adviser and third-party Service Providers removes certain cybersecurity functions from outside of the Company’s immediate control, and cyber-attacks on the Adviser, on the Company or on third-party Service Providers could adversely affect the Company, its business, and its reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by the Company’s third-party providers.

As the Company’s reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that the Company’s financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to the Company, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, the Company, the Adviser, the Administrative Coordinator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. The Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect the Company’s profitability. If the Adviser fails to comply with the relevant and increasing laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage. Policies of remote working, whether by the Adviser, the Administrative Coordinator, the Company or by their respective Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including the Company’s proprietary business information, personal information of the Adviser’s employees, the Company’s investors and others, and other sensitive information that the Adviser collects, processes, and stores in its data centers and on its networks or those of third-party Service Providers. The secure processing, maintenance, and transmission of this information are critical to the Company’s operations. There is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance by the Adviser’s employees or otherwise, non-compliance with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against the Company and significant reputational harm, any of which could harm the Company’s business and results of operations. Cybersecurity risks require continuous and increasing attention and other resources from the Adviser to, among other actions, identify and quantify these risks and upgrade and expand its technologies systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that the Adviser’s efforts will be effective.

Cybersecurity incidents may adversely impact the Company and its Unitholders. There is no guarantee that the Company, the Adviser, and/or their respective Service Providers will be successful in protecting against cybersecurity incidents.

Financial Services Industry Risks. Cash not held in custody accounts and held by the Company, the Adviser and the Portfolio Investments in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, the Adviser, or the Portfolio Investments could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the Company, the Adviser’s and the Portfolio Investments’ business, financial condition, results of operations, or prospects.

Although the Company and the Adviser assess its and the Portfolio Investments’ banking and financing relationships as the Company believes necessary or appropriate, the Company and the Portfolio Investments’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which the Company, the Adviser or the Portfolio Investments have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company, the Adviser or the Portfolio Investments have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company, the Adviser, or the Portfolio Investments to acquire financing on acceptable terms or at all.

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

Machine Learning Technology Risks. Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to the Company and its Portfolio Investments. The Company and its Portfolio Investments could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. The Company and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and the Company cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent the Company or its Portfolio Investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact the Company or its Portfolio Investments.

Corporate Social Responsibility Risks. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions.

The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, its relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect its business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed, or has announced that it is working on proposals for, rules that, among other matters, would establish a framework for reporting of climate-related risks, corporate and fund carbon emissions, broad diversity and capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022 the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks and opportunities for certain public companies.

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

Tax Considerations Regarding Dividends for Private BDCs. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2023 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

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

Under the Code, the Company may pay certain RIC dividends after the end of the current year. In particular, if the Company pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, the Company may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow the Company to maintain its qualification for taxation as a RIC and eliminate its liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, the Company may defer distributions of income earned during the current year until December of the following year. For example, the Company may defer distributions of income earned during 2024 until as late as December 31, 2025. If the Company chooses to pay a spillover dividend, it will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to events such as the COVID-19 pandemic, certain regional bank failures, the Russian invasion of Ukraine, the ongoing war in the Middle East or other disruptions in the economy, such as the recent inflationary environment, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “In-Kind Dividend Considerations.”

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

Regulatory Risks Relating to the Company

Exemptive Relief. The Company and the other BDCs for which SLR is the investment adviser (SLR Investment Corp. (Nasdaq: SLRC) (“SLRC”), SLR HC BDC LLC (“HC BDC”) and SLR Private Credit BDC II LLC (“PC BDC,” and, together with SLRC, HC BDC, the “SLR BDCs”) are substantially limited in their ability to co-invest in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions with the SLR BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SLR BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SLR will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SLR and its affiliates, including the SLR BDCs, pursuant to the conditions of the Order.

Regulatory Risks Relating to the Company. Legal and regulatory changes could occur during the term of the Company that may adversely affect the Company. The Company may be subject to, and adversely affected by, new federal, state or non-U.S. laws or new regulation by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the European Commission and other federal, state and non-U.S. securities or banking regulators, and other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company may also be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by courts and/or these governmental regulatory authorities or self-regulatory organizations. For example, a recent court decision casts doubt on whether federal or state usury laws apply with respect to loans originated by national banks and then sold to non-bank investors such as the Company; this decision could significantly disrupt the bank loan secondary market and adversely impact the Company’s investment program. In addition, the approach taken by a federal court in the “Sun Capital” decision may significantly expand the scope of potential joint and several liability for pension obligations of portfolio companies commonly held by affiliated funds; this decision could create significant uncertainty with respect to such investments and adversely impact the Company. Moreover, legal and regulatory changes may adversely affect the Company’s ability to obtain financing by (among other things) reducing the availability of financing and/or adversely impacting financing costs and other terms.

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

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs and increased overall transaction costs and are significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting the Company’s ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

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

Licensing Requirements. Various licensing requirements could apply to the Company or the Adviser with respect to investments in, or the origination, holding, servicing and disposing of, loans and similar assets. The licensing requirements could apply depending on the location of the borrower, the location of the collateral securing the loan, or the location where the Company or the Adviser operates or has offices. Moreover, the Company’s ability to invest in certain properties, participate in the secondary mortgage market, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory, servicing and/or broker activities may be subject to the issuance of permits or licenses. If the Company applies for such licenses, this process may be costly and take several months. There is no assurance that the Company will obtain all of the licenses that it desires or that the Company would not experience significant delays in seeking these licenses. In states and other jurisdictions in which it is licensed, the Company or the Adviser is required to comply with applicable laws and regulations, including possible information requirements and consumer protection and anti-fraud laws, which could impose restrictions on the Company’s or the Adviser’s ability to take certain actions to protect the value of its investments in such assets and impose compliance costs. Failure to comply with such laws and regulations could lead to, among other penalties, a loss of the Company’s or the Adviser’s license, which in turn could restrict the Company’s investment options or require the Company to divest assets located in or secured by real property located in that jurisdiction. These risks also apply to issuers and entities in which the Company invests that hold similar assets, as well as any origination company or servicer in which the Company owns an interest.

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

Other Risks Related to Portfolio Investments

High Yield Debt and Unrated Securities. High yield securities are typically junior to the obligations of companies to senior creditors, trade creditors and employees. High yield securities and unrated securities (which are not rated by a rating agency) may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, such as the recent economic period, for example, could cause a decline in the prices of high yield securities and unrated securities, because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. In addition, such securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs will be substantially less than that of senior creditors, especially during periods of financial distress or following insolvency.

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

Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. See “— General Credit Risk” above.

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

Regulatory Risk. The derivatives market is subject to various risks related to existing as well as new and evolving regulation both within and outside the U.S. Additional regulation of the derivatives markets may make derivatives more costly, may limit the availability of derivatives, or may otherwise adversely affect the value or performance of derivatives. Any such adverse future developments could impair the effectiveness of a Company’s derivatives transactions and cause the Company to lose value. They may also render certain strategies in which the Company might otherwise engage impossible or so costly that they will no longer be economical to implement. See “— Changes to Derivatives Regulation” above.

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

Risks Relating to Reference Rates. The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to the Company’s Portfolio Investments.

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

As of the filing date of this annual report on Form 10-K, many of the Company’s loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.

There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, the Company’s loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, the Company’s loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on the Company’s loans may not be fully realized and the Company’s loans may be subject to increased pricing volatility and market risk.

Risks Related to Economic Recessions. The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.

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

The Company’s business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on the Company’s business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the COVID-19 pandemic, certain regional bank failures, the Russian invasion of Ukraine and the ongoing war in the Middle East, negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, such as the recent economic period, and/or a return to unfavorable economic conditions could adversely affect its business.

Risks Related to the U.S.’ Debt Ceiling. The significant debt in the U.S. is expected to hinder growth in the U.S. for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our Portfolio Investments. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

Risks Related to Portfolio Investment Monitoring and Involvement. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. See “— Control Positions” below. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the shareholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.

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

The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. See “— Fraudulent Conveyance and Preference Considerations” below. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding. See “— Lender Liability Considerations and Equitable Subordination” below.

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

Risks Related to Disposition of Investments. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, IPOs, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. See, for example, “— Risks Relating to Bank Loans and Corporate Loans” above. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, financial loss, intellectual property theft, fraud, extortion, loss of sensitive data, harm to individuals including stockholders, violation of privacy or security laws, increased costs associated with mitigation of damages and remediation, and other legal and reputational risks. We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage such material risks.

We rely on the Adviser’s enterprise-wide cybersecurity program to protect our information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. The Adviser considers such cybersecurity threats as part of its broader risk management framework, and its cybersecurity program is designed to, among other things, protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser collaborates with third-party subject-matter experts, as necessary, to identify and assess material cybersecurity threat risks and evaluate and test its cybersecurity protections, including through continuous network and endpoint monitoring, employee anti-phishing training, vulnerability assessments, and penetration testing to inform the Adviser’s risk identification and assessment. The Adviser also performs due diligence reviews on third-parties that have access to our systems, data, or facilities that house such systems or data and continually monitors cybersecurity threat risks identified through such diligence.

Together with management, the Board has designated an Information Security Group (“ISG”) to monitor issues relating to cybersecurity and work with the Adviser’s third-party Information Technology (“IT”) service provider to evaluate potential cyber risk vulnerabilities. While its composition may change over time, the ISG currently consists of our Chief Financial Officer and Chief Compliance Officer. The ISG, together with the Adviser’s third-party IT service provider, annually reviews the cyber risks applicable to our business and the measures established by the Adviser and other service providers to protect against those risks and recommends changes or enhancements, as necessary. The Adviser’s management and the third-party IT service provider also monitor the Adviser’s network to identify internal and external cybersecurity threats and vulnerabilities in order to determine any steps that should be taken to protect information stored on the Adviser’s network and promptly inform the ISG of any identified cybersecurity threats or vulnerabilities. The ISG also makes inquiries of the Adviser’s management and the third-party IT service provider regarding such efforts.

Material Impact of Cybersecurity Risks

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively” and “We, our Adviser and our portfolio companies are subject to risks associated with cyber-attacks” under “Item 1A. Risk Factors” of this annual report on Form 10-K.

Governance

The Board has overall responsibility for risk oversight, including risks related to cybersecurity threats. The Board is aware of the critical nature of managing these risks and has sought to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity and appropriate review of the protections provided to us by the Adviser.

In conducting its duties, the ISG relies on the experience and expertise of the Adviser’s third-party IT service provider, which includes, among other things, over two decades of managing network security for companies, a track record of collaborating with management teams on incident response and threat mitigation, and, through various partnerships, vetting and implementing cutting-edge cybersecurity technologies. The ISG will provide a report, at least annually, to the entire Board regarding our cybersecurity threat risk management and strategy processes, covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk mitigation-related goals, the Adviser’s incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps the Adviser’s management has taken to respond to and mitigate such risks. The Adviser’s incident response plan provides guidelines for responding to cyber incidents and facilitates coordination across multiple operational functions of the Adviser. The incident response plan includes notification to the ISG and, depending on its nature, escalation to the Board, if appropriate. The Board is also encouraged to engage with the ISG on cybersecurity topics at other times, and material cybersecurity threats and risks are also considered by the Board in relation to other important matters that come before it.

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

Holders

As of February 23, 2024, there was 1 holder of record of our Units.

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
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;
•
any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;
•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment, certain regional bank failures or conditions affecting the financial and capital markets;
•
the escalating conflict in the Middle East;
•
changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies' supply chains and operations.

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

These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward- looking statements.

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

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which the Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest with other vehicles managed by the Adviser. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by the

Adviser will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company's investments in portfolio companies are referred to herein as "Portfolio Investments".

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

Macroeconomic Environment

Credit markets showed resilience in 2023 in the face of persistent but declining inflationary pressures and higher interest rates. The U.S. economy grew during the year and central banks have postured toward lower interest rates. The year ended with uncertainties around the economy and geopolitical issues.

Portfolio and Investment Activity

During the year ended December 31, 2023, we invested approximately $111.3 million across 29 portfolio companies. This compares to investing approximately $185.3 million across 45 portfolio companies for the year ended December 31, 2022. Investments sold or prepaid during the year ended December 31, 2023 totaled approximately $220.6 million versus approximately $96.0 million for the year ended December 31, 2022.

At December 31, 2023, our portfolio consisted of 44 portfolio companies and was invested 96.7% in senior secured loans and 3.3% in common equity/equity interests/warrants, in each case, measured at fair value versus 56 portfolio companies invested 100.0% in senior secured loans and 0.0% in common equity/equity interests/warrants, in each case, measured at fair value, at December 31, 2022.

At December 31, 2023, 96.4% of our income producing investment portfolio was floating rate and 3.6% was fixed rate, measured at fair value. At December 31, 2022, 97.3% of our income producing investment portfolio was floating rate and 2.7% was fixed rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of December 31, 2023, the Company held $170.8 million of senior securities, for an asset coverage ratio of 257.1%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown for the fiscal years ended December 31, 2023 and December 31, 2022. Results for the fiscal period ended December 31, 2021 can be found in Item 7 of the Company’s report on Form 10-K filed on February 28, 2023, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2023 and 2022, gross investment income totaled $61.0 million and $45.2 million, respectively. The comparative increase in gross investment income is due to higher SOFR.

Expenses

Expenses totaled $32.4 million and $24.9 million, respectively, for the fiscal years ended December 31, 2023 and December 31, 2022, of which $8.2 million and $7.8 million, respectively, were management, incentive and administration fees and $23.1 million and $16.3 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $1.1 million and $0.9 million, respectively, for the fiscal years ended December 31, 2023 and 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The comparative increase in expenses is generally due to higher interest expense from an increase in SOFR.

Net Investment Income

The Company’s net investment income totaled $28.6 million and $20.3 million, or $1.16 and $1.11 per average unit, respectively, for the fiscal years ended December 31, 2023 and 2022.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $221 million and $96 million, respectively, for the fiscal years ended December 31, 2023 and 2022. Net realized gains over the same period totaled $0.08 million and $0.01 million, respectively. Realized gains for both periods were related to the sale of selected assets.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2023 and 2022, net change in unrealized gain (loss) on the Company’s investments totaled ($9.0) million and $0.2 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2023 is primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC (f/k/a AmeriMark), TAUC Management, LLC and Peter C. Foy & Associates Insurance Services, LLC, among others, partially offset by the reversal of previously recorded unrealized depreciation on our investments in World Insurance Associates, LLC and appreciation on our investments in iCIMS, Inc. and Pinnacle Treatment Centers, Inc., among others. Net unrealized gain for the fiscal year ended December 31, 2022 is primarily due to appreciation on our investments in Apex Service Partners, Ivy Fertility Services, LLC and ACRES Commercial Mortgage, LLC, among others, partially offset by the reversal of previously recorded unrealized appreciation on our investments in World Insurance Associates, LLC and Amerimark Holdings, LLC, among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal years ended December 31, 2023 and 2022, the Company had a net increase in unitholders’ capital resulting from operations of $19.6 million and $20.4 million, respectively. For the same periods, income per average unit was $0.80 and $1.12, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to December 31, 2023, on a net basis, the Company sold and issued 26,710,775 Units at an average price of $10.40 per Unit, for net proceeds of $277.8 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $48.2 million at December 31, 2023.

Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility is SOFR plus 2.70% with no floor requirement and the current final maturity date is August 15, 2024. Maximum commitments are $261.4 million and future advances are no longer permitted. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $170.8 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.95%. and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were no borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at December 31, 2023.

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

	Payments due by Period as of December 31, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$170.8	$170.8	$—	$—	$—

(1)
At December 31, 2023, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022
(in millions)
iCIMS, Inc.	$2.3	$3.9
High Street Buyer, Inc.	1.9	2.8
RxSense Holdings, LLC	1.6	1.6
Nexus Intermediate III, LLC (Vortex)	1.3	1.3
Kid Distro Holdings, LLC	1.1	1.1
GSM Acquisition Corp.	1.1	1.1
Foundation Consumer Brands, LLC	1.0	1.0
Basic Fun, Inc.	0.9	1.2
Ultimate Baked Goods Midco LLC	0.7	0.6
ENS Holdings III Corp. & ES Opco USA LLC	0.7	0.2
Kaseya, Inc.	0.6	1.3
SunMed Group Holdings, LLC	0.5	0.2
Vessco Midco Holdings, LLC	0.4	5.0
TAUC Management, LLC	0.4	0.4
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	6.6
Outset Medical, Inc.	—	11.9
Accession Risk Management Group, Inc.	—	10.3
Human Interest Inc.	—	6.8
Oral Surgery Partners Holdings, LLC	—	3.3
Glooko, Inc.	—	3.2
Plastics Management, LLC	—	3.1
Arcutis Biotherapeutics, Inc.	—	3.1
Spectrum Pharmaceuticals, Inc.	—	3.0
Maurices, Incorporated	—	2.7
Ardelyx, Inc.	—	2.7
Southern Orthodontic Partners Management, LLC	—	2.6
Pediatric Home Respiratory Services, LLC	—	2.4
Cerapedics, Inc.	—	2.4
Orthopedic Care Partners Management, LLC	—	2.2
Transportation Insight, LLC	—	1.8
Erie Construction Mid-west, LLC	—	1.6
Enverus Holdings, Inc.	—	1.2
Meditrina, Inc.	—	1.2
Tilley Distribution, Inc.	—	0.6
MRI Software LLC	—	0.6
Peter C. Foy & Associates Insurance Services, LLC	—	0.6
Pinnacle Treatment Centers, Inc.	—	0.5
Ivy Fertility Services, LLC	—	0.5
BayMark Health Services, Inc.	—	0.5
NAC Holdings Corporation	—	0.5
Apex Service Partners, LLC	—	0.3
All States Ag Parts, LLC	—	0.2
World Insurance Associates, LLC	—	0.1
Total Commitments	$14.7	$98.2

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Related Parties

We have entered into the Investment Management Agreement with the Adviser. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Shiraz Y. Kajee, our Chief Financial Officer, and Guy F. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately seven cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seven cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.07)	$0.07

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unitholders' and Board of Directors

SCP Private Credit Income BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SCP Private Credit Income BDC LLC (and subsidiaries) (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

February 27, 2024

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and

Liabilities (in thousands, except unit amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value:
Companies less than 5% owned (cost: $404,576 and $529,070, respectively)	$406,610	$532,895
Companies 5% to 25% owned (cost: $21,187 and $0, respectively)	13,958	—
Cash	42,263	16,697
Interest receivable	3,290	3,647
Receivable for investments sold	40	—
Prepaid expenses	21	22
Total assets	$466,182	$553,261
Liabilities
Debt ($170,800 and $338,126 face amounts, respectively, reported net of unamortized debt issuance costs of $683 and $1,577, respectively. See note 5)	$170,117	$336,549
Distributions payable	15,152	10,825
Management fee payable (see note 3)	4,288	519
Incentive fee payable (see note 3)	4,449	4,025
Administration fee payable (see note 3)	95	108
Interest payable (see note 5)	3,400	4,041
Other liabilities and accrued expenses	380	940
Total liabilities	$197,881	$357,007
Commitments and contingencies (see note 6)
Unitholders' Capital
Common Unitholders' capital (26,710,775 and 18,992,563 units, respectively, issued and outstanding See note 2f)	277,433	196,160
Accumulated distributable earnings (loss) (see note 2f)	(9,132)	94
Total unitholders’ capital	$268,301	$196,254
Total liabilities and unitholders’ capital	$466,182	$553,261
Net asset value per unit	$10.04	$10.33

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Operations

(in thousands, except unit amounts)

	Year ended December 31,
	2023	2022	2021
Investment Income:
Interest:
Companies less than 5% owned	$60,150	$44,812	$22,219
Companies 5% to 25% owned	148	—	—
Other income:
Companies less than 5% owned	666	371	83
Companies 5% to 25% ownerd	23	—	—
Total investment income	60,987	45,183	22,302
Expenses:
Management fees (see note 3)	$4,288	$3,779	$2,654
Incentive fees (see note 3)	3,464	3,601	3,213
Administration fees (see note 3)	411	391	224
Interest and other credit facility expenses (see note 5)	23,132	16,287	6,167
Other general and administrative expenses	1,124	875	757
Total expenses	32,419	24,933	13,015
Net investment income	$28,568	$20,250	$9,287
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain on companies less than 5% owned and cash equivalents	$80	$—	$12
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(8,565)	156	2,632
Companies 5% to 25% owned	(455)	—	—
Net change in unrealized gain (loss) on investments	(9,020)	156	2,632
Net realized and unrealized gain (loss) on investments and cash equivalents	(8,940)	156	2,644
Net Increase in Unitholders’ Capital Resulting From Operations	$19,628	$20,406	$11,931
Net Income Per Unit	$0.80	$1.12	$1.01

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31,
	2023	2022	2021
Increase (decrease) in unitholders' capital resulting from operations:
Net investment income	$28,568	$20,250	$9,287
Net realized gain	80	—	12
Net change in unrealized gain (loss)	(9,020)	156	2,632
Net increase in unitholders' capital resulting from operations	19,628	20,406	11,931
Distributions to unitholders (see note 9a):
From distributable earnings	(28,881)	(20,265)	(11,960)
Net distributions to Unitholders	(28,881)	(20,265)	(11,960)
Increase in unitholders' capital resulting from capital activity (see note 7):
Contributions	81,300	20,000	80,000
Net increase in unitholders' capital resulting from capital activity	81,300	20,000	80,000
Total increase in unitholders' capital	72,047	20,141	79,971
Unitholders' capital, beginning of year	196,254	176,113	96,142
Unitholders' capital, end of year	$268,301	$196,254	$176,113
Capital unit activity (see note 7):
Units issued	7,718,212	1,855,288	7,551,101
Net increase from capital unit activity	7,718,212	1,855,288	7,551,101

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statement of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase in unitholders' capital resulting from operations	$19,628	$20,406	$11,931
Adjustments to reconcile net increase in unitholders' capital resulting from operations to net cash used in operating activities:
Net realized gain on investments and cash equivalents	(80)	—	(12)
Net change in unrealized (gain) loss on investments	9,020	(156)	(2,632)
Deferred financing costs	1,518	1,720	976
(Increase) decrease in operating assets:
Purchase of investments	(111,306)	(185,257)	(377,385)
Proceeds from disposition of investments	219,820	95,355	106,964
Net accretion of discount on investments	(3,133)	(2,270)	(1,457)
Capitalization of payment-in-kind income	(1,994)	(681)	—
Receivable for investments sold	(40)	32	(28)
Interest receivable	357	(1,394)	(1,626)
Prepaid expenses	1	(4)	—
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	—	—	(20,000)
Management fee payable	3,769	519	(143)
Incentive fee payable	424	1,276	2,749
Administration fee payable	(13)	29	47
Interest payable	(641)	2,440	1,094
Other liabilities and accrued expenses	(560)	45	210
Net Cash Provided by (Used in) Operating Activities	136,770	(67,940)	(279,312)
Cash Flows from Financing Activities:
Contributions from unitholders	81,300	20,000	80,000
Cash distributions paid	(24,554)	(16,717)	(8,061)
Proceeds from borrowings	83,876	199,973	331,709
Repayments of borrowings	(251,826)	(129,800)	(143,700)
Net Cash Provided by (Used in) Financing Activities	(111,204)	73,456	259,948
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,566	5,516	(19,364)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,697	11,181	30,545
CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,263	$16,697	$11,181
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,773	$13,847	$5,073

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 151.5%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705	1.00%	12.52%		12/24/2021	8/21/2028	$12,660	$12,469	$12,407
Alimera Sciences, Inc.(2)	Pharmaceuticals	S+515	4.60%	10.50%		12/31/2019	5/1/2028	5,893	5,934	6,080
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600	1.00%	11.61%		9/1/2021	9/1/2026	5,165	5,107	5,165
Arcutis Biotherapeutics, Inc.(2)(4).	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	24,520	25,044	25,011
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	6,035	6,080	6,224
Basic Fun, Inc.(2)	Specialty Retail	S+650	1.00%	12.14%		10/30/2020	7/2/2024	960	958	960
BayMark Health Services, Inc.(2).	Health Care Providers & Services	S+500	1.00%	10.61%		6/29/2021	6/11/2027	15,701	15,599	15,701
BridgeBio Pharma, Inc. (2)(4).	Biotechnology	—	—	9.00%	(5)	11/17/2021	11/17/2026	14,691	14,683	14,728
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+575	0.75%	11.22%		6/29/2021	6/29/2028	12,545	12,391	12,545
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	12,122	12,158	12,122
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	12.44%		12/29/2020	12/29/2025	9,062	8,922	9,062
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475	1.00%	10.20%		12/31/2019	12/31/2025	6,967	6,916	6,967
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	10.21%		8/5/2021	7/30/2027	10,797	10,676	10,797
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	11.97%		1/4/2023	1/3/2029	10,278	10,007	10,278
Foundation Consumer Brands, LLC(2)	Personal Products	S+625	1.00%	11.79%		2/12/2021	2/12/2027	11,367	11,202	11,367
Glooko, Inc.(2)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	1,769	1,792	1,849
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.47%		4/20/2021	11/16/2026	13,928	13,846	13,928
High Street Buyer, Inc. (2)	Insurance	S+575	0.75%	11.00%		4/16/2021	4/16/2028	11,976	11,803	11,976
Human Interest Inc.(2)	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	13,598	13,422	13,598
iCIMS, Inc.(2)	Software	S+725	0.75%	12.62%	(6)	8/18/2022	8/18/2028	14,195	13,996	14,195
Kaseya, Inc.(2)	Software	S+600	0.75%	11.38%	(11)	6/22/2022	6/23/2029	11,100	10,963	11,100
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	12,330	12,164	12,330
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	1,212	1,215	1,224
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	S+565	3.95%	11.00%		3/2/2020	3/29/2028	5,238	5,259	5,238
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+550	0.75%	11.36%		12/13/2021	12/6/2027	5,381	5,315	5,381
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	6,368	6,354	6,368
Outset Medical, Inc.(2)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	16,518	16,546	16,560
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+600	0.75%	11.47%		10/29/2021	11/1/2028	15,422	15,307	15,113
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	S+650	1.00%	11.95%		1/22/2020	1/2/2026	8,254	8,180	8,254
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	10.45%		8/26/2021	8/18/2027	15,058	14,912	15,058
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	15,522	15,388	15,522
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	10.48%		3/17/2020	3/13/2026	14,486	14,380	14,486
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+625	1.00%	11.86%		6/3/2022	1/27/2026	4,475	4,443	4,475
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	10.96%		6/16/2021	6/16/2028	7,604	7,512	7,604
TAUC Management, LLC(2)	Health Care Providers & Services	P+450	1.00%	13.00%		2/12/2021	2/12/2027	9,003	8,925	8,373
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	11.50%		12/8/2021	12/31/2026	12,331	12,233	12,331
Transportation Insight, LLC(2)	Road & Rail	S+450	1.00%	9.98%		10/27/2021	12/18/2024	6,021	5,984	5,780
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	S+625	1.00%	11.71%		8/12/2021	8/13/2027	7,554	7,430	7,479
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+930	1.00%	14.75%	(7)	2/18/2022	2/1/2027	13,196	13,401	13,394
Vessco Midco Holdings, LLC(2)	Water Utilities	S+450	1.00%	9.96%		9/3/2021	11/2/2026	5,513	5,471	5,513
Total Bank Debt/Senior Secured Loans									$404,387	$406,543

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value

Common Equity/Equity Interests/Warrants — 5.3%
Assertio Holdings, Inc. Common Stock†(12)	Pharmaceuticals	7/31/2023	4,230	$17	$5
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals	6/28/2019	56,483	27	9
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies	12/20/2022	10,572	8	7
Senseonics Holdings, Inc Common Stock†(4)(12)	Health Care Equipment & Supplies	7/25/2019	79,501	23	45
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail	6/16/2023	-	21,187	13,958
Vapotherm, Inc.†	Health Care Equipment & Supplies	2/18/2022	27,426	114	1
Total Common Equity/Equity Interests/Warrants				$21,376	$14,025
Total Investments(10) — 156.8%				$425,763	$420,568
Liabilities in Excess of Other	Assets — (56.8%)				(152,267)
Net Assets — 100.0%					$268,301

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2023.
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
(3)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in the portfolio represented 15.4% of the total assets of the Company.
(5)
BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(6)
iCIMS, Inc. may elect to defer up to 3.875% of the coupon as PIK.
(7)
Vapotherm, Inc. may elect to defer up to 8.00% of the coupon as PIK.
(8)
Through this entity and other intermediate entities, the Company owns approximately 6.5% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(9)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the period June 16, 2023 (date at which the Company became an Affiliated Person) through December 31, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at June 16, 2023	Gross Additions		Gross Reductions		Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest/Dividend Income
Oldco AI, LLC (f/k/a Amerimark)	$8,243	$-		$(15,016)	[a]	$-	$6,773	$-	$-
Oldco AI, LLC (f/k/a Amerimark)	—	1,110		(1,110)		-	-	-	171
SLR-AMI Topco Blocker, LLC	6,170	15,016	[a]	-		-	(7,228)	13,958	-
	$14,413	$16,126		$(16,126)		$-	$(455)	$13,958	$171

a Includes contribution of basis from Oldco AI, LLC to SLR-AMI Topco Blocker, LLC

(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $8,658; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $3,286 and $11,944, respectively, based on a tax cost of $429,226. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(11)
Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(12)
Denotes a Level 1 investment.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2023
Health Care Providers & Services	16.3%
Health Care Equipment & Supplies	10.5%
Software	8.9%
Pharmaceuticals	8.9%
Insurance	6.4%
Diversified Consumer Services	6.4%
Biotechnology	6.4%
Trading Companies & Distributors	5.8%
Life Sciences Tools & Services	3.7%
Internet & Catalog Retail	3.3%
Leisure Equipment & Products	3.3%
Internet Software & Services	3.2%
Diversified Financial Services	3.0%
Personal Products	2.7%
Building Products	2.6%
Capital Markets	2.2%
Packaged Foods & Meats	1.8%
Road and Rail	1.4%
Water Utilities	1.3%
Professional Services	1.3%
Health Care Technology	0.4%
Specialty Retail	0.2%
Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 271.5%
ACRES Commercial Mortgage, LLC(2)	Diversified Financial Services	S+705	1.00%	11.38%		12/24/2021	8/21/2028	$12,660	$12,437	$12,660
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	11.82%		12/31/2019	7/1/2024	3,929	4,059	4,145
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+575	1.00%	10.19%		9/1/2021	9/1/2026	5,358	5,279	5,358
AmeriMark Intermediate Holdings, LLC(2)(5)	Internet & Catalog Retail	L+800	1.00%	14.77%		7/28/2021	10/15/2026	21,189	20,858	20,129
Apex Service Partners, LLC(2)	Diversified Consumer Services	S+525	1.00%	9.42%		11/5/2021	7/31/2025	21,450	21,134	21,450
Arcutis Biotherapeutics, Inc.(2)(4).	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	24,520	24,654	24,827
Ardelyx, Inc.(2)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	3,319	3,328	3,328
Basic Fun, Inc.(2)	Specialty Retail	L+550	1.00%	10.27%		10/30/2020	10/30/2023	966	961	966
BayMark Health Services, Inc.(2).	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	15,861	15,733	15,861
BridgeBio Pharma, Inc. (2)(4).	Biotechnology	—	—	9.00%	(6)	11/17/2021	11/17/2026	14,362	14,257	14,362
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	10.48%		6/29/2021	6/29/2028	6,491	6,407	6,491
Centrexion Therapeutics, Inc.	Pharmaceuticals	L+725	2.45%	11.42%		6/28/2019	1/1/2024	2,314	2,417	2,453
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	9,698	9,674	9,673
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	L+700	1.00%	10.13%		12/29/2020	12/29/2025	7,503	7,352	7,503
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475	1.00%	9.43%		12/31/2019	12/31/2025	7,570	7,490	7,570
Enverus Holdings, Inc. (fka Drilling Info Holdings)(2)	IT Services	L+450	—	8.88%		1/31/2020	7/30/2025	14,454	14,252	14,454
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	9.79%		8/5/2021	7/30/2027	11,381	11,222	11,381
Foundation Consumer Brands, LLC(2)	Personal Products	L+550	1.00%	10.15%		2/12/2021	2/12/2027	12,288	12,063	12,288
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	2,831	2,838	2,838
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	9.03%		4/20/2021	11/16/2026	14,069	13,961	13,928
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+525	0.75%	9.63%		11/25/2020	11/25/2026	8,130	8,043	8,130
High Street Buyer, Inc. (2)	Insurance	L+600	0.75%	8.75%		4/16/2021	4/16/2028	11,606	11,408	11,606
Human Interest Inc.(2)	Internet Software & Services	S+785	1.00%	11.97%		6/30/2022	7/1/2027	6,799	6,690	6,799
iCIMS, Inc.(2)	Software	S+725	0.75%	11.52%	(7)	8/18/2022	8/18/2028	13,757	13,527	13,517
Ivy Fertility Services, LLC(2)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	10,515	10,369	10,620
Kaseya, Inc.(2)	Software	S+575	0.75%	10.33%		6/22/2022	6/23/2029	10,966	10,810	10,966
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	L+575	1.00%	10.48%		9/24/2021	10/1/2027	12,457	12,251	12,457
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	S+550	—	10.08%		3/12/2019	12/21/2024	14,104	13,992	14,104
Maurices, Incorporated(2)	Specialty Retail	S+675	1.00%	8.74%		8/27/2021	6/1/2024	4,947	4,891	4,947
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	1,212	1,201	1,209
MRI Software LLC(2)	Software	L+550	1.00%	10.23%		7/23/2019	2/10/2026	15,308	15,180	15,308
NAC Holding Corporation (Jaguar) (2)	Insurance	S+525	1.00%	9.45%		7/30/2021	9/28/2024	12,461	12,355	12,461
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	L+765	1.66%	11.82%		3/2/2020	2/28/2025	3,056	3,143	3,224
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	L+550	0.75%	10.22%		12/13/2021	12/6/2027	5,947	5,858	5,947
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	2,206	2,164	2,162
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	4,226	4,200	4,226
Outset Medical, Inc.(2)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	11,865	11,796	11,775
Pediatric Home Respiratory Services, LLC(2)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	1,802	1,778	1,784
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+600	0.75%	11.21%		10/29/2021	11/1/2028	15,579	15,444	15,579
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	S+650	1.00%	10.57%		1/22/2020	1/2/2026	8,339	8,233	8,152
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	12,117	11,967	12,117
Revlon Consumer Products Corporation(2)	Personal Products	P+475	2.75%	12.25%		5/7/2021	6/17/2023	13,905	13,876	13,974
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	15,680	15,499	15,680
RSC Acquisition, Inc.(2)	Insurance	S+550	0.75%	9.26%		10/5/2020	11/1/2026	9,345	9,191	9,345
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	9.41%		3/17/2020	3/13/2026	14,674	14,522	14,674

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2022

(in thousands)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans (continued)
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+600	1.00%	10.84%		6/3/2022	1/27/2026	$1,901	$1,884	$1,901
Spectrum Pharmaceuticals, Inc.(2)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	3,559	3,519	3,524
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	7,929	7,815	7,929
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	9.98%		2/12/2021	2/12/2027	9,013	8,912	8,968
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+550	1.00%	10.14%		12/8/2021	12/31/2026	12,762	12,633	12,762
Transportation Insight, LLC(2)	Road & Rail	L+450	1.00%	8.91%		10/27/2021	12/18/2024	4,198	4,150	4,198
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+650	1.00%	10.88%		8/12/2021	8/13/2027	7,877	7,717	7,877
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+830	1.00%	12.58%	(8)	2/18/2022	2/1/2027	12,070	12,076	12,131
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450	1.00%	7.87%		9/3/2021	11/2/2026	2,207	2,189	2,206
World Insurance Associates, LLC(2)	Insurance	S+575	1.00%	10.07%		10/12/2020	4/1/2026	19,614	19,261	18,829
Total Bank Debt/Senior Secured	Loans								$528,920	$532,753

								Shares/ Units
Common Equity/Equity Interests/Warrants — 0.0%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals					6/28/2019		56,483	$27	$16
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies					12/20/2022		10,572	8	8
Senseonics Holdings, Inc Common Stock†(4)	Health Care Equipment & Supplies					7/25/2019		79,501	23	82
Spectrum Pharmaceuticals, Inc. Warrants†	Biotechnology					9/21/2022		53,930	17	5
Vapotherm, Inc.†	Health Care Equipment & Supplies					2/18/2022		12,960	75	31
Total Common Equity/Equity	Interests/Warrants								$150	$142
Total Investments(9) — 271.5%									$529,070	$532,895
Liabilities in Excess of Other	Assets — (171.5%)									(336,641)
Net Assets — 100.0%										$196,254
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

December 31, 2023

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit) occurred and the Company commenced operations. As of December 31, 2023, $277,800 of capital commitments were drawn and $48,200 were unfunded.

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

(a)
Investment transactions are accounted for on the trade date.
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

December 31, 2023

(in thousands, except unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

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
(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, at December 31, 2023, $27 was reclassified on our balance sheet between accumulated distributable earnings (loss) and common Unitholders’ capital. Total earnings and net asset value are not affected.
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

December 31, 2023

(in thousands, except unit amounts)

obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.
(m)
The Company records expenses directly related to its organization as incurred.
(n)
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high- quality, short-term debt securities would qualify as cash equivalents.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

(A) Return of Capital Contributions. First, 100% to such Unitholder until such Unitholder has received cumulative distributions of Investment Proceeds pursuant to this clause (i)(A) equal to such Unitholder’s total Capital Contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses (as defined below) and other Company expenses);

(B) Unitholder Preferred Return. Second, 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and pursuant to clause (ii) (A) and clause (ii)(C) below equal to 6% per annum, compounded annually, on such Unitholder’s unreturned capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses and other Company expenses) (the “Preferred Return”);

(C) Adviser Catch Up to 15%. Third, 80% of all remaining Disposition Proceeds paid to the Adviser as an Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (B) above and this clause (C) and pursuant to clause (ii)(A) and clause (ii)(B); and

(D) 85%/15% Shares. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an Incentive Fee.

(ii) Current Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as an Incentive Fee, on the other hand, in the following amounts and order of priority:

(A) Unitholder Preferred Return. First, 100% of all Current Proceeds to Unitholders until Unitholders have received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (A) and clause (C) below and pursuant to clause (i)(B) and clause (i)(D) equal to the Preferred Return;

(B) Adviser Catch Up to 15%. Second, 80% of all remaining Current Proceeds paid to the Adviser as an Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (A) above and this clause (B) and pursuant to Section clause (i)(B) and clause (i)(C); and

(C) 85%/15% Units. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an Incentive Fee.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $4,288, $3,779 and $2,654, respectively, in Management Fees, $411, $391 and $224, respectively, in Administration Fees and $3,464, $3,601 and $3,213, respectively in Incentive Fees.

The aggregate amount of certain operating expenses relating to Unitholders investing directly in the Company will not exceed the Operating

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2023 and December 31, 2022:

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$406,543	$406,543
Common Equity/Equity Interests/Warrants	50	—	13,975	14,025
Total Investments	$50	$—	$420,518	$420,568

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $170,800 and $0, respectively.

Fair Value Measurements

As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$532,753	$532,753
Common Equity/Equity Interests/Warrants	82	—	60	142
Total Investments	$82	$—	$532,813	$532,895

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023:

	Bank Debt /Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2022	$532,753	$60	$532,813
Total gains or losses included in earnings:
Net realized gain	12	—	12
Net change in unrealized loss	(1,678)	(7,294)	(8,972)
Purchase of investment securities*	95,190	21,226	116,416
Proceeds from dispositions of investment securities	(219,734)	(17)	(219,751)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2023	$406,543	$13,975	$420,518
Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(1,534)	$(7,306)	$(8,840)

* Includes PIK capitalization and accretion of discount

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2022:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2021	$439,661	$13	$439,674
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain	340	(53)	287
Purchase of investment securities*	188,107	100	188,207
Proceeds from dispositions of investment securities	(95,355)	—	(95,355)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2022	$532,753	$60	$532,813
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$744	$(53)	691

* Includes PIK capitalization and accretion of discount

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$406,543	Income Approach	Market Yield	10.0%-17.6% (12.2%)
Common Equity/Equity Interests/Warrants	Asset	$17	Market Approach	Volatility	18.9%-18.9% (18.9%)
		$13,958	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$532,753	Income Approach	Market Yield	9.4%-16.2% (11.4%)
Common Equity/Equity Interests/Warrants	Asset	$60	Market Approach	Volatility	26.0%-26.0% (26.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility is SOFR plus 2.70% with no floor requirement and the current final maturity date is August 15, 2024. Maximum commitments are $261,388 and future advances are no longer permitted. The SPV Facility is secured by all of the assets held by SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $170,800 of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.95%. and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were no borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the year ended December 31, 2023 and the year ended December 31, 2022 was 8.08% and 4.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the year ended December 31, 2023 and the year ended December 31, 2022 was $338,126 and $343,350, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2023 and December 31, 2022 is $14,730 and $98,214, respectively, comprised of the following:

	December 31, 2023	December 31, 2022
iCIMS, Inc.	$2,308	$3,867
High Street Buyer, Inc.	1,890	2,797
RxSense Holdings, LLC	1,558	1,558
Nexus Intermediate III, LLC (Vortex)	1,264	1,264
Kid Distro Holdings, LLC	1,121	1,121
GSM Acquisition Corp.	1,101	1,101
Foundation Consumer Brands, LLC	967	967
Basic Fun, Inc.	960	1,195
Ultimate Baked Goods Midco LLC	749	578
ENS Holdings III Corp. & ES Opco USA LLC	717	179
Kaseya, Inc.	625	1,315
SunMed Group Holdings, LLC	515	268
Vessco Midco Holdings, LLC	396	4,969
TAUC Management, LLC	385	385
CC SAG Holdings Corp. (Spectrum Automotive)	174	6,568
Outset Medical, Inc.	—	11,865
Accession Risk Management Group, Inc.	—	10,328
Human Interest Inc.	—	6,799
Oral Surgery Partners Holdings, LLC	—	3,277
Glooko, Inc.	—	3,185
Plastics Management, LLC	—	3,095
Arcutis Biotherapeutics, Inc.	—	3,065
Spectrum Pharmaceuticals, Inc.	—	2,966
Maurices, Incorporated	—	2,733
Ardelyx, Inc.	—	2,716
Southern Orthodontic Partners Management, LLC	—	2,605
Pediatric Home Respiratory Services, LLC	—	2,451
Cerapedics, Inc.	—	2,424
Orthopedic Care Partners Management, LLC	—	2,200
Transportation Insight, LLC	—	1,860
Erie Construction Mid-west, LLC	—	1,593
Enverus Holdings, Inc.	—	1,251
Meditrina, Inc.	—	1,212
Tilley Distribution, Inc.	—	670
MRI Software LLC	—	577
Peter C. Foy & Associates Insurance Services, LLC	—	570
Pinnacle Treatment Centers, Inc.	—	520
Ivy Fertility Services, LLC	—	499
BayMark Health Services, Inc.	—	499
NAC Holdings Corporation	—	470
Apex Service Partners, LLC	—	345
All States Ag Parts, LLC	—	172
World Insurance Associates, LLC	—	135
Total Commitments	$14,730	$98,214

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

cash requirements or future earning assets for the Company. As of December 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Units at beginning of period	18,992,563	17,137,275
Units issued	7,718,212	1,855,288
Units issued and outstanding at end of period	26,710,775	18,992,563

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020 and the period March 12, 2019 (commencement of operations) to December 31, 2019:

	Year ended December 31, 2023		Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020	For the period March 12, 2019** to December 31, 2019
Per Unit Data: (a)
Net asset value per unit, beginning of period	$10.33		$10.28	$10.03	$10.03	$10.00
Net investment income (loss)	1.16		1.11	0.79	0.65	(0.07)
Net realized and unrealized gain (loss)	(0.28)	*	0.06	0.48	0.11	0.22
Net increase in Unitholders' capital resulting from operations	0.88		1.17	1.27	0.76	0.15
Offering costs	—		—	—	—	(0.12)
Distributions to Unitholders (see note 9a):
From distributable earnings	(1.15)		(1.12)	(1.02)	(0.76)	—
From return of capital	(0.02)		—	—	—	—
Net asset value per unit, end of period	$10.04		$10.33	$10.28	$10.03	$10.03
Total Return(b)(c)	8.52%		11.38%	12.66%	7.58%	0.30%
Unitholders' capital, end of period	$268,301		$196,254	$176,113	$96,142	$49,696
Units outstanding, end of period	26,710,775		18,992,563	17,137,275	9,586,174	4,955,621
Ratios to average net assets of Unitholders' Capital (c):
Net investment income (loss)	11.08%		10.48%	7.61%	6.35%	(0.71)%
Operating expenses	3.60%		4.47%	5.61%	2.96%	6.80%
Interest and other credit facility expenses	8.97%		8.43%	5.05%	4.18%	10.89%
Total expenses	12.57%		12.90%	10.66%	7.14%	17.69%
Average debt outstanding	$264,031		$301,447	$154,853	$64,742	$52,864
Portfolio turnover ratio	22.0%		19.6%	39.3%	32.8%	15.2%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and the period March 12, 2019 through December 31, 2019 were 24,633,290, 18,174,203, 11,759,898, 8,695,917 and 3,243,482, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2023

(in thousands, except unit amounts)

(b)
Calculated as the change in net asset value ("NAV") per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

* Includes the impact of the different Unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

** Commencement of operations

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the fiscal years ended December 31, 2023, 2022 and 2021 were as follows(1):

	2023		2022		2021
Ordinary income	$28,464	98.6%	$19,841	97.9%	$11,237	94.0%
Capital gains	—	0.0%	424	2.1%	723	6.0%
Distributions recognized in subsequent year	417	1.4%	—	0.0%	—	0.0%
Total distributions	$28,881	100.0%	$20,265	100.0%	$11,960	100.0%

As of December 31, 2023, 2022 and 2021 the total accumulated earnings (loss) on a tax basis were as follows(1):

	2023	2022	2021
Undistributed ordinary income	$—	$1,084	$988
Undistributed long-term net capital gains	—	—	—
Total undistributed net earnings	—	1,084	988
Post-October capital losses	—	—	—
Capital loss carryforward	—	—	—
Other book/tax temporary differences	(474)	(63)	(68)
Net unrealized depreciation	(8,658)	(927)	(984)
Total tax accumulated earnings (loss)	$(9,132)	$94	$(64)

(1)
Tax information for the fiscal years ended December 31, 2023, 2022 and 2021 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for federal tax years since 2020 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2023, 2022 and 2021, none of the ordinary distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2023, 2022 and 2021, 94.02%, 98.60% and 99.67%, respectively, of each of the ordinary distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2023, 2022 and 2021, 4.85%, 1.36% and 0.41%, respectively, of the distributions represent short-term capital gains dividends.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2023.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	62	Co-Chief Executive Officer, President and Director	2018
Bruce Spohler	63	Co-Chief Executive Officer, Chief Operating Officer and Director	2018
Independent Directors
Steve Hochberg	62	Director	2018
David S. Wachter	60	Director	2018
Leonard A. Potter	62	Director	2018

The address for each of our directors is c/o SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	44	Chief Financial Officer and Treasurer
Guy Talarico	68	Chief Compliance Officer and Secretary

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

Bruce Spohler has been a director of the Company since May 2018, Chief Operating Officer of the Company since June 2018 and Co-Chief Executive Officer of the Company since June 2019. Mr. Spohler has been a director of SLR Investment Corp. since September 2009, the chief operating officer of SLR Investment Corp. since December 2007, and co-chief executive officer of SLR Investment Corp. since June 2019. Mr. Spohler has been the co-chief executive officer, chief operating officer and a director of SLR HC BDC LLC since September 2020 and the co-chief executive officer, chief operating officer and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Spohler also currently serves as a managing member of SLR. Mr. Spohler was previously the chief operating officer and a director of SLR Senior Investment Corp. from December 2010 to April 2022 and the co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR Capital’s business and operations, gives the Board valuable industry-specific knowledge and experience on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since May 2018. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SLR HC BDC LLC since September 2020 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Hochberg previously served as the director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg is the co-founder and co-general partner of Triatomic Capital G.P. LLC, a technology focused venture capital firm, since 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is vice chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since May 2018. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SLR HC BDC LLC since September 2020 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Potter is currently the president and chief investment officer of Wildcat Capital Management, LLC since 2011. Mr. Potter has served as senior managing director of Vida Ventures I and II, each a biotech venture fund, since 2017. From 2002 to 2009, Mr. Potter was a managing director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp. since 2011, and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.

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

Executive Officers Who Are Not Directors

Shiraz Y. Kajee has been the Chief Financial Officer and Treasurer of the Company since April 2023. He has been the chief financial officer and treasurer of SLR Investment Corp. since April 2023, the chief financial officer and treasurer of SLR HC BDC LLC since April 2023 and the chief financial officer and treasurer of SLR Private Credit BDC II LLC since April 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., which included serving as Chief Financial Officer and Treasurer of the following business development companies: New Mountain Finance Corporation since 2015, NMF SLF I, Inc. since 2019, New Mountain Guardian III BDC, L.L.C. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Kajee received both his

Master of Science in Accounting and a Bachelor of Business Administration in Finance from Baruch College - City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.

Guy Talarico has been Chief Compliance Officer of the Company since June 2018 and Secretary since November 2023. He has been the chief compliance officer of SLR Investment Corp. since July 2008 and Secretary since November 2023, the chief compliance officer of SLR HC BDC LLC since September 2020 and Secretary since November 2023 and the chief compliance officer of SLR Private Credit BDC II LLC since April 2022 and Secretary since November 2023. Mr. Talarico currently serves as General Counsel and Chief Compliance Officer for SLR Capital Partners, LLC since May 2023. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

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

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2022. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in the Adviser, are entitled to a portion of any profits earned by the Company, which includes any fees payable by us to the Company under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.

Mr. Kajee, our Chief Financial Officer and Treasurer and Mr. Talarico, our Chief Compliance Officer and Secretary is paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company.

Compensation of Directors

The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 23, 2024, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
Michael S. Gross	—	—
Bruce Spohler	—	—
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Shiraz Y. Kajee	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	—	—

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the 1934 Act.
(2)
Based on a total of 26,710,775 Company’s Units issued and outstanding on February 23, 2024.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 23, 2024. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors	—
Michael S. Gross	—
Bruce Spohler	—
Independent Directors
Steven Hochberg	—
Leonard A. Potter	—
David S. Wachter	—

(1)
The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a meeting on October 25, 2023 to approve the Investment Management Agreement. In reliance on certain exemptive relief provided by the SEC, the Board ratified the approval of the Investment Management Agreement at its next in-person meeting held on November 6, 2023. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 90 days’ prior written notice.

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

In connection with its investment program, the Company, in the sole discretion of the Adviser may take various forms of action (“Litigation Actions”) with other investors and/or parties, including issuing demand letters, making and defending claims, filing lawsuits and/or taking other dispute resolution-related measures. In connection with such Litigation Actions, the Company may be required to bear certain fees, costs, expenses and liabilities. Other SLR clients that are or were investors in, or otherwise involved with, the subject investments may or may not (depending on the circumstances) be parties to such Litigation Actions, with the result that the Company may participate in Litigation Actions in which not all SLR clients with similar investments may participate, and such non-participating clients may benefit from the results of such Litigation Actions without bearing or otherwise being subject to the associated fees, costs, expenses and liabilities. SLR, for example, typically does not pursue legal claims on behalf of its separately managed client accounts.

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

In the event any material, non-public information is disclosed to any person responsible for the affairs of the Company, the Company may be prohibited by applicable securities laws and the Company's Joint Code of Ethics and Insider Trading Policy from acting upon any such information. Due to these restrictions, the Company may not be able to conclude a transaction that it otherwise might have concluded. In other cases, because of confidential or material non-public information acquired by SLR, the Company may also be prohibited from acquiring an investment that it otherwise might have acquired.

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

The Adviser may grant certain Unitholders a priority right to participate in co-investment opportunities, subject to the requirements of the Order and to applicable law. The existence of such priority co-investment rights may result in other Unitholders receiving fewer or no co-investment opportunities. Because co-investors may not be identified and/or may not agree to invest until relatively late in the investment process, or for other reasons, co-investors may not bear their proportionate share of investment-related expenses (including “broken deal” expenses). Beneficial owners of more than 25% of the Company’s Units are not permitted to participate in co-investment opportunities, and beneficial owners of between 5% and 25% of the Company’s Units are only permitted to participate in co-investment opportunities upon approval of the Company’s Board. A non-binding indication of interest in co-investments does not require the Adviser to notify such interested party of any co-investment opportunity.

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

Table below in thousands

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$185.0	$187.5
Audit-Related Fees	—	—
Tax Fees	19.3	18.4
All Other Fees	—	—
Total Fees:	$204.3	$205.9

Audit Fees: Audit fees consist of fees for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2023, the Audit Committee pre-approved 100% of the services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Formation(1)
3.2	Second Amended and Restated Limited Liability Company Agreement(3)
3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement(5)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(4)
10.1	Amended and Restated Investment Management Agreement with Solar Capital Partners, LLC(3)
10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd., and Citibank, N.A.(1)
10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A.(1)
10.4

Form of Second Amended and Restated Loan and Security Agreement, dated as of August 18, 2021 (as amended through the Third Amendment dated as of October 20, 2023), by and among SCP Private Credit Income BDC SPV LLC, as borrower; SCP Private Credit Income BDC LLC as parent and servicer; the Lenders from time to time party hereto; Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent(8)

10.5

Form of Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC LLC, as borrower, East West Bank, as administrative agent and a lender, and each of the other lending institutions that become a lender thereunder, dated as of October 4, 2021(6)

10.6

Form of First Amendment to Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC LLC, as borrower, East West Bank, as administrative agent and a lender, and each of the other lending institutions that become a lender thereunder, dated as of December 28, 2022(7)

14.1	Code of Business Conduct(2)
19.1	Joint Code of Ethics and Insider Trading Policy(7)
21.1	Subsidiaries of SCP Private Credit Income BDC LLC*
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed on August 24, 2018.
(2)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 21, 2019.
(3)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 20, 2020.
(4)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 24, 2021.
(5)	Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on June 28, 2021.
(6)	Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on October 8, 2021.
(7) (8)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 28, 2023. Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on October 26, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP PRIVATE CREDIT INCOME BDC LLC

/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross	Bruce J. Spohler
Co-Chief Executive Officer, President, Chairman of the Board and Director	Co-Chief Executive Officer, Chief Operating Officer and Director
Date: February 27, 2024	Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 27, 2024	/s/ MICHAEL S. GROSS	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Michael S. Gross

February 27, 2024	/s/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 27, 2024	/s/ STEVEN HOCHBERG	Director
Steven Hochberg

February 27, 2024	/s/ DAVID S. WACHTER	Director
David S. Wachter

February 27, 2024	/s/ LEONARD A. POTTER	Director
Leonard A. Potter

February 27, 2024	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial Officer)
Shiraz Y. Kajee