Form 10-Q
period 2024-03-31
SCP Private Credit Income BDC LLC
filed 2024-05-08
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the registrant’s units. The issuer had 26,710,775 units outstanding as of May 6, 2024.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
SIGNATURES		38

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $389,154 and $404,576, respectively)	$391,851	$406,610
Companies 5% to 25% owned (cost: $21,187 and $21,187, respectively)	13,958	13,958
Cash	19,861	42,263
Interest receivable	3,696	3,290
Receivable for investments sold	40	40
Prepaid expenses	84	21
Total assets	$429,490	$466,182
Liabilities
Debt ($153,300 and $170,800 face amounts, respectively, reported net of unamortized debt issuance costs of $442 and $683, respectively. See note 5)	$152,858	$170,117
Distributions payable	—	15,152
Management fee payable (see note 3)	1,036	4,288
Incentive fee payable (see note 3)	1,401	4,449
Administration fee payable (see note 3)	83	95
Interest payable (see note 5)	3,180	3,400
Other liabilities and accrued expenses	355	380
Total liabilities	$158,913	$197,881
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (26,710,775 and 26,710,775 units, respectively, issued and outstanding)	277,433	277,433
Accumulated distributable net loss	(6,856)	(9,132)
Total unitholders’ capital	$270,577	$268,301
Total liabilities and unitholders’ capital	$429,490	$466,182
Net asset value per unit	$10.13	$10.04

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2024	March 31, 2023
Investment Income:
Interest:
Companies less than 5% owned	$12,806	$14,388
Other income:
Companies less than 5% owned	28	404
Total investment income	12,834	14,792
Expenses:
Management fees (see note 3)	$1,036	$1,058
Incentive fees (see note 3)	1,284	(528)
Administration fees (see note 3)	83	105
Interest and other credit facility expenses (see note 5)	3,570	6,408
Other general and administrative expenses	272	266
Total expenses	6,245	7,309
Net investment income	$6,589	$7,483
Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$24	$—
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	663	(10,472)
Companies 5% to 25% owned	—	—
Net change in unrealized gain (loss) on investments	663	(10,472)
Net realized and unrealized gain (loss) on investments	687	(10,472)
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$7,276	$(2,989)
Net Income (Loss) Per Unit	$0.27	$(0.14)

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2024	March 31, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$6,589	$7,483
Net realized gain	24	—
Net change in unrealized gain (loss)	663	(10,472)
Net increase (decrease) in unitholders’ capital resulting from operations	7,276	(2,989)
Distributions to unitholders:
From net investment income	(5,000)	—
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	65,000
Net increase in unitholders’ capital resulting from capital activity	—	65,000
Total increase in unitholders’ capital	2,276	62,011
Unitholders’ capital, beginning of period	268,301	196,254
Unitholders’ capital, end of period	$270,577	$258,265
Capital unit activity (see note 7):
Units issued	—	6,197,690
Net increase from capital unit activity	—	6,197,690

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$7,276	$(2,989)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized gain on investments	(24)	—
Net change in unrealized (gain) loss on investments	(663)	10,472
Deferred financing costs	241	389
Net accretion of discount on investments	(550)	(676)
(Increase) decrease in operating assets:
Purchase of investments	(1,136)	(27,877)
Proceeds from disposition of investments	17,730	27,323
Capitalization of payment-in-kind income	(598)	(473)
Receivable for investments sold	—	(37)
Interest receivable	(406)	280
Prepaid expenses	(63)	(97)
Increase (decrease) in operating liabilities:
Management fee payable	(3,252)	539
Incentive fee payable	(3,048)	(3,567)
Administration fee payable	(12)	(3)
Interest payable	(220)	718
Other liabilities and accrued expenses	(25)	(204)
Net Cash Provided by Operating Activities	15,250	3,798
Cash Flows from Financing Activities:
Contributions from unitholders	—	65,000
Cash distributions paid	(20,152)	(10,825)
Proceeds from borrowings	—	12,868
Repayments of borrowings	(17,500)	(73,476)
Net Cash Used in Financing Activities	(37,652)	(6,433)
NET DECREASE IN CASH	(22,402)	(2,635)
CASH AT BEGINNING OF PERIOD	42,263	16,697
CASH AT END OF PERIOD	$19,861	$14,062
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,790	$5,690

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 144.8%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705	1.00%	12.49%		12/24/2021	8/21/2028	$12,660	$12,478	$12,660
Alimera Sciences, Inc.(2)	Pharmaceuticals	S+515	4.60%	10.47%		12/31/2019	5/1/2028	6,330	6,385	6,540
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600	1.00%	11.57%		9/1/2021	9/1/2026	5,152	5,099	5,152
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+745	0.10%	12.87%		12/22/2021	1/1/2027	24,520	25,141	25,787
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	13.29%		2/23/2022	3/1/2027	6,035	6,100	6,166
Basic Fun, Inc.(2)	Specialty Retail	S+650	1.00%	12.10%		10/30/2020	7/2/2024	960	959	960
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	10.57%		6/29/2021	6/11/2027	15,661	15,566	15,661
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+575	0.75%	11.19%		6/29/2021	6/29/2028	12,513	12,367	12,513
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	11.52%		12/27/2022	1/1/2028	12,122	12,178	12,376
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	12.46%		12/29/2020	12/29/2025	9,062	8,938	9,062
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475	1.00%	10.15%		12/31/2019	12/31/2025	7,238	7,193	7,238
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	10.15%		8/5/2021	7/30/2027	10,651	10,539	10,651
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	11.78%		1/4/2023	1/3/2029	10,252	9,992	10,252
Foundation Consumer Brands, LLC(2)	Personal Products	S+625	1.00%	11.73%		2/12/2021	2/12/2027	11,321	11,169	11,321
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.44%		4/20/2021	11/16/2026	13,893	13,818	13,893
High Street Buyer, Inc. (2)	Insurance	S+525	0.75%	10.56%		4/16/2021	4/16/2028	11,946	11,781	11,946
Human Interest Inc.(2)	Internet Software & Services	S+785	1.00%	13.18%		6/30/2022	7/1/2027	13,598	13,452	13,598
iCIMS, Inc.(2)	Software	S+725	0.75%	12.58%	(5)	8/18/2022	8/18/2028	14,307	14,116	14,307
Kaseya, Inc.(2)	Software	S+600	0.75%	10.81%	(6)	6/22/2022	6/23/2029	11,171	11,039	11,171
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	S+550	1.00%	10.96%		9/24/2021	10/1/2027	12,299	12,143	12,299
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	10.82%		12/20/2022	12/1/2027	1,212	1,220	1,227
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	S+565	3.95%	10.97%		3/2/2020	3/29/2028	5,238	5,273	5,526
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+550	0.75%	11.18%		12/13/2021	12/6/2027	5,366	5,304	5,366
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650	1.00%	12.06%		8/17/2022	5/16/2024	6,352	6,347	6,352
Outset Medical, Inc.(2)	Health Care Equipment & Supplies	S+515	2.75%	10.47%		11/3/2022	11/1/2027	16,518	16,594	16,394
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+600	0.75%	11.44%		10/29/2021	11/1/2028	15,383	15,273	15,383
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	S+650	1.00%	11.99%		1/22/2020	1/2/2026	8,232	8,167	8,232
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	10.41%		8/26/2021	8/18/2027	15,019	14,883	15,019
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575	1.00%	11.31%		8/20/2021	8/12/2026	15,482	15,360	15,405
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	10.41%		3/17/2020	3/13/2026	14,449	14,354	14,449
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+600	1.00%	11.56%		6/3/2022	1/27/2026	4,464	4,435	4,464
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	10.91%		6/16/2021	6/16/2028	7,584	7,497	7,584
TAUC Management, LLC(2)	Health Care Providers & Services	P+450	1.00%	15.00%		2/12/2021	2/12/2027	9,000	8,928	8,100
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	11.45%		12/8/2021	12/31/2026	12,109	12,020	12,109
Transportation Insight, LLC(2)	Road & Rail	S+450	1.00%	9.91%		10/27/2021	12/18/2024	6,007	5,980	5,646
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	S+625	1.00%	11.68%		8/12/2021	8/13/2027	7,535	7,419	7,535
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+930	1.00%	14.72%	(7)	2/18/2022	2/1/2027	13,740	14,004	13,947
Vessco Midco Holdings, LLC(2)	Water Utilities	S+450	1.00%	9.75%		9/3/2021	11/2/2026	5,490	5,451	5,490
Total Bank Debt/Senior Secured Loans									$388,962	$391,781

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value

Common Equity/Equity Interests/Warrants — 5.2%
Assertio Holdings, Inc. Common Stock†(11)	Pharmaceuticals	7/31/2023	4,230	$17	$4
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals	6/28/2019	56,483	27	8
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies	12/20/2022	10,572	8	7
Senseonics Holdings, Inc Common Stock†(4)(11)	Health Care Equipment & Supplies	7/25/2019	79,501	23	42
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail	6/16/2023	-	21,187	13,958
Vapotherm, Inc.†	Health Care Equipment & Supplies	2/18/2022	36,979	117	9
Total Common Equity/Equity Interests/Warrants				$21,379	$14,028
Total Investments(10) — 150.0%				$410,341	$405,809
Liabilities in Excess of Other Assets - (50.0%)					(135,232)
Net Assets — 100.0%					$270,577

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2024.
(2)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(3)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to SOFR or PRIME rate floor.
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2024, on a fair value basis, non-qualifying assets in the portfolio represented 9.6% of the total assets of the Company.

(5)
iCIMS, Inc. may elect to defer up to 3.875% of the coupon as paid in kind ("PIK").

(6)
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

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

(in thousands)

(9)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months through March 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2024	Interest/Dividend Income
SLR-AMI Topco Blocker, LLC	$13,958	$—	$—	$—	$—	$13,958	—
(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $7,995; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,256 and $12,251, respectively, based on a tax cost of $413,804. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(11)
Denotes a Level 1 investment.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2024
Health Care Providers & Services	16.8%
Health Care Equipment & Supplies	11.0%
Pharmaceuticals	9.5%
Software	9.3%
Insurance	6.7%
Diversified Consumer Services	6.7%
Trading Companies & Distributors	6.0%
Life Sciences Tools & Services	3.8%
Internet & Catalog Retail	3.4%
Leisure Equipment & Products	3.4%
Internet Software & Services	3.4%
Diversified Financial Services	3.1%
Biotechnology	3.1%
Personal Products	2.8%
Building Products	2.6%
Capital Markets	2.2%
Packaged Foods & Meats	1.9%
Road and Rail	1.4%
Water Utilities	1.4%
Professional Services	1.3%
Specialty Retail	0.2%
Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 151.5%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705	1.00%	12.52%		12/24/2021	8/21/2028	$12,660	$12,469	$12,407
Alimera Sciences, Inc.(2)	Pharmaceuticals	S+515	4.60%	10.50%		12/31/2019	5/1/2028	5,893	5,934	6,080
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600	1.00%	11.61%		9/1/2021	9/1/2026	5,165	5,107	5,165
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	24,520	25,044	25,011
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	6,035	6,080	6,224
Basic Fun, Inc.(2)	Specialty Retail	S+650	1.00%	12.14%		10/30/2020	7/2/2024	960	958	960
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	10.61%		6/29/2021	6/11/2027	15,701	15,599	15,701
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00%	(5)	11/17/2021	11/17/2026	14,691	14,683	14,728
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+575	0.75%	11.22%		6/29/2021	6/29/2028	12,545	12,391	12,545
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	12,122	12,158	12,122
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	12.44%		12/29/2020	12/29/2025	9,062	8,922	9,062
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475	1.00%	10.20%		12/31/2019	12/31/2025	6,967	6,916	6,967
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	10.21%		8/5/2021	7/30/2027	10,797	10,676	10,797
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	11.97%		1/4/2023	1/3/2029	10,278	10,007	10,278
Foundation Consumer Brands, LLC(2)	Personal Products	S+625	1.00%	11.79%		2/12/2021	2/12/2027	11,367	11,202	11,367
Glooko, Inc.(2)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	1,769	1,792	1,849
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.47%		4/20/2021	11/16/2026	13,928	13,846	13,928
High Street Buyer, Inc. (2)	Insurance	S+575	0.75%	11.00%		4/16/2021	4/16/2028	11,976	11,803	11,976
Human Interest Inc.(2)	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	13,598	13,422	13,598
iCIMS, Inc.(2)	Software	S+725	0.75%	12.62%	(6)	8/18/2022	8/18/2028	14,195	13,996	14,195
Kaseya, Inc.(2)	Software	S+600	0.75%	11.38%	(11)	6/22/2022	6/23/2029	11,100	10,963	11,100
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	12,330	12,164	12,330
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	1,212	1,215	1,224
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	S+565	3.95%	11.00%		3/2/2020	3/29/2028	5,238	5,259	5,238
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+550	0.75%	11.36%		12/13/2021	12/6/2027	5,381	5,315	5,381
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	6,368	6,354	6,368
Outset Medical, Inc.(2)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	16,518	16,546	16,560
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+600	0.75%	11.47%		10/29/2021	11/1/2028	15,422	15,307	15,113
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	S+650	1.00%	11.95%		1/22/2020	1/2/2026	8,254	8,180	8,254
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	10.45%		8/26/2021	8/18/2027	15,058	14,912	15,058
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	15,522	15,388	15,522
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	10.48%		3/17/2020	3/13/2026	14,486	14,380	14,486
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+625	1.00%	11.86%		6/3/2022	1/27/2026	4,475	4,443	4,475
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	10.96%		6/16/2021	6/16/2028	7,604	7,512	7,604
TAUC Management, LLC(2)	Health Care Providers & Services	P+450	1.00%	13.00%		2/12/2021	2/12/2027	9,003	8,925	8,373
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	11.50%		12/8/2021	12/31/2026	12,331	12,233	12,331
Transportation Insight, LLC(2)	Road & Rail	S+450	1.00%	9.98%		10/27/2021	12/18/2024	6,021	5,984	5,780
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	S+625	1.00%	11.71%		8/12/2021	8/13/2027	7,554	7,430	7,479
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+930	1.00%	14.75%	(7)	2/18/2022	2/1/2027	13,196	13,401	13,394
Vessco Midco Holdings, LLC(2)	Water Utilities	S+450	1.00%	9.96%		9/3/2021	11/2/2026	5,513	5,471	5,513
Total Bank Debt/Senior Secured Loans									$404,387	$406,543

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands)

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value

Common Equity/Equity Interests/Warrants — 5.3%
Assertio Holdings, Inc. Common Stock†(12)	Pharmaceuticals	7/31/2023	4,230	$17	$5
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals	6/28/2019	56,483	27	9
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies	12/20/2022	10,572	8	7
Senseonics Holdings, Inc Common Stock†(4)(12)	Health Care Equipment & Supplies	7/25/2019	79,501	23	45
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail	6/16/2023	-	21,187	13,958
Vapotherm, Inc.†	Health Care Equipment & Supplies	2/18/2022	27,426	114	1
Total Common Equity/Equity Interests/Warrants				$21,376	$14,025
Total Investments(10) — 156.8%				$425,763	$420,568
Liabilities in Excess of Other Assets - (56.8%)					(152,267)
Net Assets — 100.0%					$268,301

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

March 31, 2024

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit) occurred and the Company commenced operations. As of March 31, 2024, $277,800 of capital commitments were drawn and $48,200 were unfunded.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except Unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except Unit amounts)

pricing services are considered as an input in the valuation process. For the three months ended March 31, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2024

(in thousands, except Unit amounts)

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

March 31, 2024

(in thousands, except Unit amounts)

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

March 31, 2024

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

For the three months ended March 31, 2024, the Company incurred $1,036 in Management Fees, $83 in Administration Fees and $1,284 in incentive fees. For the three months ended March 31, 2023, the Company incurred $1,058 in Management Fees, $105 in Administration Fees and ($528) in Incentive Fees.

The aggregate amount of certain annual operating expenses relating to Unitholders investing directly in the Company will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400,000 in capital commitments, an amount equal to the sum of (x) the product of the capital commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in capital commitments, $2,250. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

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

March 31, 2024

(in thousands, except Unit amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023:

Fair Value Measurements

As of March 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$391,781	$391,781
Common Equity/Equity Interests/Warrants	46	—	13,982	14,028
Total Investments	$46	$—	$405,763	$405,809

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2024, the fair value of the SPV Facility and the Subscription Facility would be $153,300 and $0, respectively.

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$406,543	$406,543
Common Equity/Equity Interests/Warrants	50	—	13,975	14,025
Total Investments	$50	$—	$420,518	$420,568

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $170,800 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except Unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2024:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2023	$406,543	$13,975	$420,518
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain	664	3	667
Purchase of investment securities*	2,280	4	2,284
Proceeds from dispositions of investment securities	(17,706)	—	(17,706)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, March 31, 2024	$391,781	$13,982	$405,763
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$765	$3	$768

* Includes PIK capitalization and accretion of discount

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

March 31, 2024

(in thousands, except Unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2024	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$391,781	Income Approach	Market Yield	10.0% - 17.7% (12.5%)
Common Equity/Equity Interests/Warrants	Asset	$24	Market Approach	Volatility	16.5% - 16.5% (16.5%)
		$13,958	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$406,543	Income Approach	Market Yield	10.0% - 17.6% (12.2%)
Common Equity/Equity Interests/Warrants	Asset	$17	Market Approach	Volatility	18.9% - 18.9% (18.9%)
		$13,958	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility is SOFR plus 2.70% with no floor requirement and the current final maturity date is August 15, 2024. Maximum commitments are $261,388 and future advances are no longer permitted. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $153,300 of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.95%. and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were no borrowings outstanding under the Subscription Facility.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except Unit amounts)

The average annualized interest cost for borrowings for the three months ended March 31, 2024 and the year ended December 31, 2023 was 8.15% and 8.08%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2024 and the year ended December 31, 2023 was $170,800 and $338,126, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2024 and December 31, 2023 is $10,803 and $14,730, respectively, comprised of the following:

	March 31, 2024	December 31, 2023
iCIMS, Inc.	$2,196	$2,308
RxSense Holdings, LLC	1,558	1,558
Kid Distro Holdings, LLC	1,121	1,121
GSM Acquisition Corp.	1,101	1,101
Foundation Consumer Brands, LLC	967	967
Basic Fun, Inc.	960	960
Ultimate Baked Goods Midco LLC	749	749
SunMed Group Holdings, LLC	515	515
ENS Holdings III Corp. & ES Opco USA LLC	431	717
Vessco Midco Holdings, LLC	405	396
TAUC Management, LLC	385	385
Vapotherm, Inc.	241	—
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
High Street Buyer, Inc.	—	1,890
Nexus Intermediate III, LLC (Vortex)	—	1,264
Kaseya, Inc.	—	625
Total Commitments	$10,803	$14,730

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except Unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Units at beginning of period	26,710,775	18,992,563
Units issued	—	6,197,690
Units issued and outstanding at end of period	26,710,775	25,190,253

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$10.04	$10.33
Net investment income	0.25	0.34
Net realized and unrealized gain (loss)	0.03	(0.42)*
Net increase (decrease) in Unitholders’ capital resulting from operations	0.28	(0.08)
Distributions to Unitholders:
From distributable earnings	(0.19)	—
Net asset value per Unit, end of period	$10.13	$10.25
Total Return (b)(c)	2.79%	(0.77)%
Unitholders’ capital, end of period	$270,577	$258,265
Units outstanding, end of period	26,710,775	25,190,253
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.46%	3.32%
Operating expenses	1.00%	0.40%
Interest and other credit facility expenses	1.33%	2.84%
Total expenses	2.33%	3.24%
Average debt outstanding	$157,897	$305,208
Portfolio turnover ratio	0.3%	5.2%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the three months ended March 31, 2024 and March 31, 2023 were 26,710,775 and 21,816,409, respectively.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2024, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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
May 8, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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
•
changes in the general economy, a slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

In addition, the aggregate amount of the annual operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400 million in capital commitments (“Commitments”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we invested $1.1 million across 4 portfolio companies. This compares to investing $27.9 million in 18 portfolio companies for the three months ended March 31, 2023. Investments sold or prepaid during the three months ended March 31, 2024 totaled $18.0 million versus $27.4 million for the three months ended March 31, 2023.

At March 31, 2024, our portfolio consisted of 42 portfolio companies and was invested 96.5% directly in senior secured loans and 3.5% in common equity/equity interests/warrants, in each case, measured at fair value versus 55 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in common equity/equity interests/warrants at March 31, 2023.

At March 31, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value. At March 31, 2023, 97.2% of our income producing investment portfolio was floating rate and 2.8% was fixed rate, measured at fair value.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies. Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of March 31, 2024, the Company had $153.3 million of senior securities, for an asset coverage ratio of 276.5%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown for the three months ended March 31, 2024 and March 31, 2023:

Investment Income

For the three months ended March 31, 2024 and March 31, 2023, gross investment income totaled $12.8 million and $14.8 million, respectively. The comparative decrease in gross investment income is due a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $6.2 million and $7.3 million, respectively, for the three months ended March 31, 2024 and March 31, 2023, of which $2.4 million and $0.6 million, respectively, were management, incentive and administration fees and $3.5 million and $6.4 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2024 and March 31, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense from a reduction in borrowings on a smaller portfolio.

Net Investment Income

The Company’s net investment income totaled $6.6 million and $7.5 million, or $0.25 and $0.34 per average Unit, respectively, for the three months ended March 31, 2024 and March 31, 2023.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $18.0 million and $27.4 million, respectively, for the three months ended March 31, 2024 and March 31, 2023. Net realized gain over the same periods totaled $24 thousand and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2024 and March 31, 2023, net change in unrealized gain (loss) on the Company’s assets totaled $0.7 million and ($10.5) million, respectively. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation on our investments in Arcutis Biotherapeutics, Inc., Peter C. Foy & Associates Insurance Services, LLC and Neuronetics, Inc., among others, partially offset by depreciation on our investments in TAUC Management, LLC, Outset Medical, Inc. and Transportation Insight, LLC, among others. Net unrealized loss for the three months ended March 31, 2023 was primarily due to depreciation on our investments in AmeriMark Intermediate Holdings, LLC and TAUC Management, LLC, among others, partially offset by appreciation on our investments in Spectrum Pharmaceuticals, Inc., iCIMS, Inc. and Pinnacle Treatment Centers, Inc., among others.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2024 and March 31, 2023, the Company had a net increase (decrease) in Unitholders’ capital resulting from operations of $7.3 million and ($3.0) million, respectively. For the same period, income (loss) per average unit was $0.27 and ($0.14), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to March 31, 2024, on a net basis, the Company sold and issued 26,710,775 Units at an average price of $10.40 per Unit, for net proceeds of $277.8 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $48.2 million at March 31, 2024.

Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility is SOFR plus 2.70% with no floor requirement and the current final maturity date is August 15, 2024. Maximum commitments are $261.4 million and future advances are no longer permitted. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $153.3 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.95%. and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were no borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at March 31, 2024.

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

A summary of our significant contractual payment obligations is as follows as of March 31, 2024:

Payments due by Period as of March 31, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$153.3	$153.3	$—	$—	$—

(1)
At March 31, 2024, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
(in millions)
iCIMS, Inc.	$2.2	$2.3
RxSense Holdings, LLC	1.6	1.6
Kid Distro Holdings, LLC	1.1	1.1
GSM Acquisition Corp.	1.1	1.1
Foundation Consumer Brands, LLC	1.0	1.0
Basic Fun, Inc.	1.0	0.9
Ultimate Baked Goods Midco LLC	0.7	0.7
SunMed Group Holdings, LLC	0.5	0.5
ENS Holdings III Corp. & ES Opco USA LLC	0.4	0.7
Vessco Midco Holdings, LLC	0.4	0.4
TAUC Management, LLC	0.4	0.4
Vapotherm, Inc.	0.2	—
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
High Street Buyer, Inc.	—	1.9
Nexus Intermediate III, LLC (Vortex)	—	1.3
Kaseya, Inc.	—	0.6
Total Commitments	$10.8	$14.7

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately seven cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$(0.07)	$0.08

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiaries. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

(1)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)
Previously filed in connection with the Registrant’s report on Form 10-K filed on February 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)