Form 10-Q
period 2024-06-30
SCP Private Credit Income BDC LLC
filed 2024-08-07
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the registrant’s units. The issuer had 26,710,775 units outstanding as of August 5, 2024.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and the six months ended June 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $382,012 and $404,576, respectively)	$384,027	$406,610
Companies 5% to 25% owned (cost: $21,187 and $21,187, respectively)	13,958	13,958
Cash	33,228	42,263
Interest receivable	4,044	3,290
Receivable for investments sold	105	40
Prepaid expenses	61	21
Total assets	$435,423	$466,182
Liabilities
Debt ($152,100 and $170,800 face amounts, respectively, reported net of unamortized debt issuance costs of $177 and $683, respectively. See note 5)	$151,923	$170,117
Distributions payable	—	15,152
Management fee payable (see note 3)	1,036	4,288
Incentive fee payable (see note 3)	2,429	4,449
Administration fee payable (see note 3)	81	95
Interest payable (see note 5)	3,178	3,400
Other liabilities and accrued expenses	372	380
Total liabilities	$159,019	$197,881
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (26,710,775 and 26,710,775 units, respectively, issued and outstanding)	277,433	277,433
Accumulated distributable net loss	(1,029)	(9,132)
Total unitholders’ capital	$276,404	$268,301
Total liabilities and unitholders’ capital	$435,423	$466,182
Net asset value per unit	$10.35	$10.04

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income:
Interest:
Companies less than 5% owned	$11,998	$15,248	$24,804	$29,636
Other income:
Companies less than 5% owned	263	63	291	467
Total investment income	12,261	15,311	25,095	30,103
Expenses:
Management fees (see note 3)	$1,036	$1,078	$2,072	$2,136
Incentive fees (see note 3)	1,028	1,582	2,312	1,054
Administration fees (see note 3)	81	105	164	210
Interest and other credit facility expenses (see note 5)	3,459	5,694	7,029	12,102
Other general and administrative expenses	188	256	460	522
Total expenses	5,792	8,715	12,037	16,024
Net investment income	$6,469	$6,596	$13,058	$14,079
Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$40	$74	$64	$74
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(682)	4,362	(19)	(6,110)
Companies 5% to 25% owned	—	(2,071)	—	(2,071)
Net change in unrealized gain (loss) on investments	(682)	2,291	(19)	(8,181)
Net realized and unrealized gain (loss) on investments	(642)	2,365	45	(8,107)
Net Increase in Unitholders’ Capital Resulting From Operations	$5,827	$8,961	$13,103	$5,972
Net Income Per Unit	$0.22	$0.36	$0.49	$0.25

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$6,469	$6,596	$13,058	$14,079
Net realized gain	40	74	64	74
Net change in unrealized gain (loss)	(682)	2,291	(19)	(8,181)
Net increase in unitholders’ capital resulting from operations	5,827	8,961	13,103	5,972
Distributions to unitholders:
From net investment income	—	—	(5,000)	—
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	65,000
Net increase in unitholders’ capital resulting from capital activity	—	—	—	65,000
Total increase in unitholders’ capital	5,827	8,961	8,103	70,972
Unitholders’ capital, beginning of period	270,577	258,265	268,301	196,254
Unitholders’ capital, end of period	$276,404	$267,226	$276,404	$267,226
Capital unit activity (see note 7):
Units issued	—	—	—	6,197,690
Net increase from capital unit activity	—	—	—	6,197,690

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$13,103	$5,972
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized gain on investments	(64)	(74)
Net change in unrealized loss on investments	19	8,181
Deferred financing costs amortization	506	794
Net accretion of discount on investments	(1,049)	(1,578)
(Increase) decrease in operating assets:
Purchase of investments	(2,926)	(63,726)
Proceeds from disposition of investments	27,814	68,597
Capitalization of payment-in-kind income	(1,211)	(974)
Receivable for investments sold	(65)	(99)
Interest receivable	(754)	22
Prepaid expenses	(40)	(64)
Increase (decrease) in operating liabilities:
Management fee payable	(3,252)	1,617
Incentive fee payable	(2,020)	(1,986)
Administration fee payable	(14)	(3)
Interest payable	(222)	690
Other liabilities and accrued expenses	(8)	(323)
Net Cash Provided by Operating Activities	29,817	17,046
Cash Flows from Financing Activities:
Contributions from unitholders	—	65,000
Cash distributions paid	(20,152)	(10,825)
Proceeds from borrowings	—	35,168
Repayments of borrowings	(18,700)	(110,026)
Net Cash Used in Financing Activities	(38,852)	(20,683)
NET DECREASE IN CASH	(9,035)	(3,637)
CASH AT BEGINNING OF PERIOD	42,263	16,697
CASH AT END OF PERIOD	$33,228	$13,060
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,745	$11,412

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 138.9%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705		1.00%	12.49%		12/24/2021	8/21/2028	$12,660	$12,486	$12,660
Alimera Sciences, Inc.(2)(4)	Pharmaceuticals	S+515		4.60%	10.48%		12/31/2019	5/1/2028	6,330	6,401	6,738
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600		1.00%	11.60%		9/1/2021	9/1/2026	5,139	5,091	5,139
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+745		0.10%	12.88%		12/22/2021	1/1/2027	24,520	25,239	25,841
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795		1.00%	13.30%		2/23/2022	3/1/2027	6,035	6,120	6,185
Basic Fun, Inc.(2)	Specialty Retail	S+650		1.00%	14.11%		10/30/2020	7/2/2024	973	973	973
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500		1.00%	10.60%		6/29/2021	6/11/2027	15,621	15,533	15,308
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525		0.75%	10.59%		6/29/2021	6/29/2028	12,481	12,342	12,481
Cerapedics, Inc. (2)	Biotechnology	S+620		2.75%	11.53%		12/27/2022	1/1/2028	12,122	12,197	12,409
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700		1.00%	12.44%		12/29/2020	12/29/2025	9,062	8,955	9,062
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475		1.00%	10.19%		12/31/2019	12/31/2025	6,791	6,755	6,791
Erie Construction Mid-west, LLC(2)	Building Products	S+475		1.00%	10.15%		8/5/2021	7/30/2027	10,505	10,402	10,505
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650		1.00%	11.78%		1/4/2023	1/3/2029	10,226	9,977	10,226
Foundation Consumer Brands, LLC(2)	Personal Products	S+625		1.00%	11.73%		2/12/2021	2/12/2027	11,248	11,109	11,248
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500		1.00%	10.46%		4/20/2021	11/16/2026	13,858	13,790	13,858
High Street Buyer, Inc. (2)	Insurance	S+525		0.75%	10.59%		4/16/2021	4/16/2028	11,915	11,760	11,915
Human Interest Inc.(2)	Internet Software & Services	S+735		1.00%	12.68%		6/30/2022	7/1/2027	13,598	13,483	13,598
iCIMS, Inc.(2)	Software	S+725		0.75%	12.58%	(5)	8/18/2022	8/18/2028	14,417	14,236	14,417
Kaseya, Inc.(2)	Software	S+550		0.75%	10.83%	(6)	6/22/2022	6/23/2029	11,241	11,114	11,241
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	S+550		1.00%	10.94%		9/24/2021	10/1/2027	12,267	12,121	12,267
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550		3.45%	10.83%		12/20/2022	12/1/2027	1,818	1,827	1,814
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	S+565		3.95%	10.98%		3/2/2020	3/29/2028	5,238	5,287	5,893
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+550		0.75%	11.18%		12/13/2021	12/6/2027	5,351	5,293	5,351
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650		1.00%	12.09%		8/17/2022	8/16/2024	6,335	6,330	6,335
Outset Medical, Inc.(2)	Health Care Equipment & Supplies	S+515		2.75%	10.48%		11/3/2022	11/1/2027	16,518	16,642	16,560
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+550		0.75%	10.84%		10/29/2021	11/1/2028	15,343	15,239	15,343
Plastics Management, LLC(2)	Health Care Providers & Services	S+500		1.00%	10.44%		8/26/2021	8/18/2027	14,981	14,854	14,981
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575		1.00%	11.35%		8/20/2021	8/12/2026	15,443	15,333	15,057
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500		1.00%	10.43%		3/17/2020	3/13/2026	14,411	14,328	14,411
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+550		1.00%	10.83%		6/3/2022	7/27/2026	4,452	4,427	4,408
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550		0.75%	10.93%		6/16/2021	6/16/2028	7,565	7,482	7,565
TAUC Management, LLC(2)	Health Care Providers & Services	S+700	(7)	1.00%	14.50%		2/12/2021	2/12/2027	9,105	9,038	8,195
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600		1.00%	11.49%		12/8/2021	12/31/2026	11,930	11,850	11,691
Transportation Insight, LLC(2)	Road & Rail	S+450		1.00%	9.93%		10/27/2021	12/18/2024	5,993	5,975	5,633
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	S+625		1.00%	11.69%		8/12/2021	8/13/2027	7,691	7,581	7,653
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830		-	13.73%	(8)	3/26/2024	12/31/2024	724	715	710
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+930		4.50%	14.73%	(8)	2/18/2022	7/15/2027	13,812	14,100	14,019
Vessco Midco Holdings, LLC(2)	Water Utilities	S+450		1.00%	9.75%		9/3/2021	11/2/2026	5,467	5,431	5,467
Total Bank Debt/Senior Secured Loans										$381,816	$383,948

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2024

Description	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value

Common Equity/Equity Interests/Warrants — 5.1%
Assertio Holdings, Inc. Common Stock†(12)	Pharmaceuticals	7/31/2023	4,230	$17	$5
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals	6/28/2019	56,483	27	7
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies	12/20/2022	15,858	12	10
Senseonics Holdings, Inc Common Stock†(12)	Health Care Equipment & Supplies	7/25/2019	79,501	23	32
SLR-AMI Topco Blocker, LLC†(9)(10)	Internet & Catalog Retail	6/16/2023	-	21,187	13,958
Vapotherm, Inc.†	Health Care Equipment & Supplies	2/18/2022	36,979	117	25
Total Common Equity/Equity Interests/Warrants				$21,383	$14,037
Total Investments(11) — 144.0%				$403,199	$397,985
Liabilities in Excess of Other Assets - (44.0%)					(121,581)
Net Assets — 100.0%					$276,404

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2024.
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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 11.0% of the total assets of the Company.

(5)
iCIMS, Inc. may elect to defer up to 3.875% of the coupon as paid in kind ("PIK").

(6)
Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(7)
Spread is S+600 Cash/1.00% PIK.
(8)
Vapotherm, Inc. may elect to defer up to 7.00% of the coupon as PIK. On June 17, 2024, Vapotherm, Inc. (OTCQX:VAPO) entered into a definitive merger agreement with a newly-formed entity organized and funded by a health care investment firm, which is expected to close in the second half of 2024 and is subject to customary closing conditions, including receipt of stockholder approval. The Company agreed to convert a portion of its term debt into preferred equity of the newly-formed entity and retain a portion of term debt, concurrently with the closing of this merger.
(9)
Through this entity and other intermediate entities, the Company owns approximately 6.5% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2024

(in thousands)

(10)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months through June 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2024	Interest/Dividend Income
SLR-AMI Topco Blocker, LLC	$13,958	$—	$—	$—	$—	$13,958	—
(11)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $8,677; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,186 and $12,863, respectively, based on a tax cost of $406,662. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(12)
Denotes a Level 1 investment.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2024

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2024
Health Care Providers & Services	14.9%
Health Care Equipment & Supplies	11.7%
Pharmaceuticals	9.7%
Software	9.5%
Insurance	6.9%
Diversified Consumer Services	6.8%
Trading Companies & Distributors	5.9%
Life Sciences Tools & Services	3.8%
Internet & Catalog Retail	3.5%
Leisure Equipment & Products	3.5%
Internet Software & Services	3.4%
Diversified Financial Services	3.2%
Biotechnology	3.1%
Personal Products	2.8%
Building Products	2.6%
Capital Markets	2.3%
Packaged Foods & Meats	1.9%
Road and Rail	1.4%
Water Utilities	1.4%
Professional Services	1.4%
Specialty Retail	0.3%
Total Investments	100.0%

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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in our portfolio represented 15.4% of the total assets of the Company.
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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

(in thousands, except Unit amounts)

Note 1. Organization

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on May 18, 2018. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit) occurred and the Company commenced operations. As of June 30, 2024, $277,800 of capital commitments were drawn and $48,200 were unfunded.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of consolidated financial statements, have been included.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

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
a.
the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR Capital Partners, LLC (the "Adviser") responsible for the Portfolio Investment;
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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except Unit amounts)

comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2024

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

June 30, 2024

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

June 30, 2024

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

For the three and six months ended June 30, 2024, the Company incurred $1,036 and $2,072, respectively, in Management Fees, $81 and $164, respectively, in Administration Fees and $1,028 and $2,312, respectively in incentive fees. For the three and six months ended June 30, 2023, the Company incurred $1,078 and $2,136, respectively, in Management Fees, $105 and $210, respectively, in Administration Fees and $1,582 and $1,054, respectively in incentive fees.

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

June 30, 2024

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023:

Fair Value Measurements

As of June 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$383,948	$383,948
Common Equity/Equity Interests/Warrants	37	—	14,000	14,037
Total Investments	$37	$—	$397,948	$397,985

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2024, the fair value of the SPV Facility and the Subscription Facility would be $152,100 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except Unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2024:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2024	$391,781	$13,982	$405,763
Total gains or losses included in earnings:
Net realized gain	41	—	41
Net change in unrealized gain (loss)	(688)	14	(674)
Purchase of investment securities*	2,898	4	2,902
Proceeds from dispositions of investment securities	(10,084)	—	(10,084)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2024	$383,948	$14,000	$397,948
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(622)	$15	$(607)

* Includes PIK capitalization and accretion of discount

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2023	$406,543	$13,975	$420,518
Total gains or losses included in earnings:
Net realized gain	41	—	41
Net change in unrealized gain (loss)	(24)	17	(7)
Purchase of investment securities*	5,178	8	5,186
Proceeds from dispositions of investment securities	(27,790)	—	(27,790)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2024	$383,948	$14,000	$397,948
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$152	$17	$169

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except Unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2024	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$383,948	Income Approach	Market Yield	10.0% - 17.5% (12.6%)
Common Equity/Equity Interests/Warrants	Asset	$42	Market Approach	Volatility	16.1% - 16.1% (16.1%)
		$13,958	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above table are calculated based on the fair value of the underlying assets.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

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

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above table are calculated based on the fair value of the underlying assets.

Note 5. Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility is SOFR plus 2.70% with no floor requirement and the current final maturity date is August 15, 2024. Maximum commitments are $261,388 and future advances are no longer permitted. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $152,100 of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the Subscription Facility size is $32.0 million with a stated interest rate of SOFR plus 2.95%. and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were no borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2024 and the year ended December 31, 2023 was 8.15% and 8.08%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2024 and the year ended December 31, 2023 was $170,800 and $338,126, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except Unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2024 and December 31, 2023 was $11,065 and $14,730, respectively, comprised of the following:

	June 30, 2024	December 31, 2023
iCIMS, Inc.	$2,085	$2,308
RxSense Holdings, LLC	1,558	1,558
Kid Distro Holdings, LLC	1,121	1,121
GSM Acquisition Corp.	1,101	1,101
Foundation Consumer Brands, LLC	967	967
Basic Fun, Inc.	948	960
ENS Holdings III Corp. & ES Opco USA LLC	861	717
Ultimate Baked Goods Midco LLC	573	749
SunMed Group Holdings, LLC	515	515
Vessco Midco Holdings, LLC	415	396
TAUC Management, LLC	385	385
Vapotherm, Inc.	362	—
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
High Street Buyer, Inc.	—	1,890
Nexus Intermediate III, LLC (Vortex)	—	1,264
Kaseya, Inc.	—	625
Total Commitments	$11,065	$14,730

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of June 30, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Units at beginning of period	26,710,775	25,190,253
Units issued	—	—
Units issued and outstanding at end of period	26,710,775	25,190,253

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except Unit amounts)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Units at beginning of period	26,710,775	18,992,563
Units issued	—	6,197,690
Units issued and outstanding at end of period	26,710,775	25,190,253

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and June 30, 2023:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$10.04	$10.33
Net investment income	0.49	0.60
Net realized and unrealized gain (loss)	0.01	(0.32)*
Net increase (decrease) in Unitholders’ capital resulting from operations	0.50	0.28
Distributions to Unitholders:
From distributable earnings	(0.19)	—
Net asset value per Unit, end of period	$10.35	$10.61
Total Return (b)(c)	4.95%	2.71%
Unitholders’ capital, end of period	$276,404	$267,226
Units outstanding, end of period	26,710,775	25,190,253
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	4.85%	5.82%
Operating expenses	1.86%	1.62%
Interest and other credit facility expenses	2.61%	5.00%
Total expenses	4.47%	6.62%
Average debt outstanding	$155,140	$285,613
Portfolio turnover ratio	0.7%	12.1%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the six months ended June 30, 2024 and June 30, 2023 were 26,710,775 and 23,512,651, respectively.
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

Note 9. Subsequent Events

On August 2, 2024, the Company prepaid the SPV Facility in full. Concurrently, the SPV and the Company entered into a loan financing and servicing agreement with Deutsche Bank AG, New York Branch as lender (the "DB Facility"). The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions,

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except Unit amounts)

reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 7, 2024

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
•
the ability of SLR Capital Partners, LLC (“the Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;
•
any conflicts of interest posed by the structure of the management fee (“the Management Fee”) and incentive fee to be paid to the Adviser;
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

Overview

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and we have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

The Adviser serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler, who also oversee the Adviser’s investment committee. Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting and registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

Recent Developments

On August 2, 2024, the Company prepaid the SPV Facility in full. Concurrently, the SPV and the Company entered into a loan financing and servicing agreement with Deutsche Bank AG, New York Branch as lender (the "DB Facility"). The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature.

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

In addition, the aggregate amount of the annual operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400 million in capital commitments (“Commitments”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

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

Portfolio and Investment Activity

During the three months ended June 30, 2024, we invested $1.8 million across 4 portfolio companies. This compares to investing $35.8 million in 14 portfolio companies during the three months ended June 30, 2023. Investments sold or prepaid during the three months ended June 30, 2024 totaled $10.1 million versus $41.4 million for the three months ended June 30, 2023.

At June 30, 2024, our portfolio consisted of 41 portfolio companies and was invested 96.5% directly in senior secured loans and 3.5% in common equity/equity interests/warrants, versus 54 portfolio companies invested 98.5% directly in senior secured loans and 1.5% in common equity/equity interests/warrants at June 30, 2023, in each case measured at fair value.

At June 30, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value. At June 30, 2023, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with the Rule 2a-5 valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser will be borne by our Unitholders. As of June 30, 2024, the Company had $152.1 million of senior securities, for an asset coverage ratio of 281.7%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown for the three and six months ended June 30, 2024 and June 30, 2023:

Investment Income

For the three and six months ended June 30, 2024, gross investment income totaled $12.3 million and $25.1 million, respectively. For the three and six months ended June 30, 2023, gross investment income totaled $15.3 million and $30.1 million, respectively. The comparative decrease in gross investment income is due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $5.8 million and $12.0 million, respectively, for the three and six months ended June 30, 2024, of which $2.1 million and $4.5 million, respectively, were management, incentive and administration fees and $3.5 million and $7.0 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2024. Expenses totaled $8.7 million and $16.0 million, respectively, for the three and six months ended June 30, 2023, of which $2.8 million and $3.4 million, respectively, were management, incentive and administration fees and $5.7 million and $12.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense from deleveraging.

Net Investment Income

The Company’s net investment income totaled $6.5 million and $13.1 million, or $0.24 and $0.49 per average Unit, respectively, for the three and six months ended June 30, 2024. The Company’s net investment income totaled $6.6 million and $14.1 million, or $0.34 and $0.60 per average Unit, respectively, for the three and six months ended June 30, 2023.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $10.1 million and $28.1 million, respectively, for the three and six months ended June 30, 2024. Net realized gain over the same periods totaled $40 thousand and $64 thousand, respectively. The Company had investment sales and prepayments totaling approximately $41.4 million and $68.8 million, respectively, for the three and six months ended June 30, 2024. Net realized gain over the same periods totaled $74 thousand and $74 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2024, net change in unrealized loss on the Company’s assets totaled $0.7 million and $19 thousand, respectively. Net unrealized loss for the three months ended June 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., BayMark Health Services, Inc. and Tilley Chemical Buyer, Inc., among others, partially offset by appreciation on our investments in Neuronetics, Inc., Alimera Sciences Inc. and Outset Medical, Inc., among others. Net unrealized loss for the six months ended June 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., BayMark Health Services, Inc. and TAUC Management, LLC, among others, partially offset by appreciation on our investments in Arcutis Biotherapeutics, Inc., Neuronetics, Inc. and Cerapedics, Inc., among others. For the three and six months ended June 30, 2023, net change in unrealized gain (loss) on the Company’s assets totaled $2.4 million and ($8.1) million, respectively. Net unrealized gain for the three months ended June 30, 2023 was primarily due to appreciation on our investments in SLR-AMI Topco Blocker, LLC, World Insurance Associates, LLC and Fertility (ITC) Investment Holdco, LLC, among others, partially offset by depreciation on our investments in Spectrum Pharmaceuticals, Inc., among others. Net unrealized loss for the six months ended June 30, 2023 was primarily due to depreciation on our investments in Amerimark Intermediate Holdings, LLC and TAUC Management, LLC, among others, partially offset by appreciation on our investments in SLR-AMI Topco Blocker, LLC, World Insurance Associates, LLC, and Pinnacle Treatment Centers, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $5.8 million and $13.1 million, respectively. For the same period, income per average Unit was $0.22 and $0.49, respectively. For the three and six months ended June 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $9.0 million and $6.0 million, respectively. For the same period, income per average Unit was $0.36 and $0.25, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to June 30, 2024, on a net basis, the Company sold and issued 26,710,775 Units at an average price of $10.40 per Unit, for net proceeds of $277.8 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $48.2 million at June 30, 2024.

Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility is SOFR plus 2.70% with no floor requirement and the current final maturity date is August 15, 2024. Maximum commitments are $261.4 million and future advances are no longer permitted. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $152.1 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the Subscription Facility size is $32.0 million with a stated interest rate of SOFR plus 2.95%. and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were no borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held no cash equivalents at June 30, 2024.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2024:

Payments due by Period as of June 30, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$152.1	$152.1	$—	$—	$—

(1)
At June 30, 2024, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
(in millions)
iCIMS, Inc.	$2.1	$2.3
RxSense Holdings, LLC	1.6	1.6
Kid Distro Holdings, LLC	1.1	1.1
GSM Acquisition Corp.	1.1	1.1
Foundation Consumer Brands, LLC	1.0	1.0
Basic Fun, Inc.	0.9	0.9
ENS Holdings III Corp. & ES Opco USA LLC	0.9	0.7
Ultimate Baked Goods Midco LLC	0.5	0.7
SunMed Group Holdings, LLC	0.5	0.5
Vessco Midco Holdings, LLC	0.4	0.4
TAUC Management, LLC	0.4	0.4
Vapotherm, Inc.	0.4	—
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
High Street Buyer, Inc.	—	1.9
Nexus Intermediate III, LLC (Vortex)	—	1.3
Kaseya, Inc.	—	0.6
Total Commitments	$11.1	$14.7

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately seven cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in

SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seven cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$(0.07)	$0.07

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

On August 2, 2024, the Company prepaid the SPV Facility in full. Concurrently, the SPV and the Company entered into a loan financing and servicing agreement with Deutsche Bank AG, New York Branch as lender (the "DB Facility"). The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

4.1 10.1

Form of Subscription Agreement(1)

Form of Loan Financing and Servicing Agreement, dated as of August 2, 2024, among SCP Private Credit Income BDC SPV LLC, as borrower, SCP Private Credit Income BDC LLC, as equityholder and servicer, each lender from time to time party hereto, the agents for each lender group from time to time parties hereto, as agent, Computershare Trust Company, N.A., as collateral agent and collateral custodian, and Deutsche Bank AG, New York Branch, as facility agent.*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

** Furnished herewith.

(1)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)
Previously filed in connection with the Registrant’s report on Form 10-K filed on February 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2024.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)