Form 10-Q
period 2024-09-30
SCP Private Credit Income BDC LLC
filed 2024-11-06
CIK 1743415

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the registrant’s units. The issuer had 18,532,519 units outstanding as of November 4, 2024.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and the nine months ended September 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $323,997 and $404,576, respectively)	$325,651	$406,610
Companies 5% to 25% owned (cost: $35,744 and $21,187, respectively)	28,689	13,958
Cash	63,967	42,263
Interest receivable	3,719	3,290
Receivable for investments sold	96	40
Prepaid expenses	38	21
Total assets	$422,160	$466,182
Liabilities
Debt ($226,118 and $170,800 face amounts, respectively, reported net of unamortized debt issuance costs of $846 and $683, respectively. See note 5)	$225,272	$170,117
Distributions payable	—	15,152
Management fee payable (see note 3)	733	4,288
Incentive fee payable (see note 3)	3,443	4,449
Administration fee payable (see note 3)	77	95
Interest payable (see note 5)	1,325	3,400
Payable for investments purchased	56	—
Other liabilities and accrued expenses	246	380
Total liabilities	$231,152	$197,881
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (18,532,519 and 26,710,775 units, respectively, issued and outstanding)	193,933	277,433
Accumulated distributable net loss	(2,925)	(9,132)
Total unitholders’ capital	$191,008	$268,301
Total liabilities and unitholders’ capital	$422,160	$466,182
Net asset value per unit	$10.31	$10.04

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income:
Interest:
Companies less than 5% owned	$11,956	$15,658	$36,760	$45,294
Companies 5% to 25% owned	18	13	18	13
Dividends:
Companies 5% to 25% owned	32	—	32	—
Other income:
Companies less than 5% owned	63	103	354	570
Total investment income	12,069	15,774	37,164	45,877
Expenses:
Management fees (see note 3)	$733	$1,102	$2,805	$3,238
Incentive fees (see note 3)	1,014	1,285	3,326	2,339
Administration fees (see note 3)	77	105	241	315
Interest and other credit facility expenses (see note 5)	4,188	5,722	11,217	17,824
Other general and administrative expenses	126	172	586	694
Total expenses	6,138	8,386	18,175	24,410
Net investment income	$5,931	$7,388	$18,989	$21,467
Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$—	$—	$64	$74
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(360)	(1,045)	(379)	(7,155)
Companies 5% to 25% owned	173	941	173	(1,130)
Net change in unrealized gain (loss) on investments	(187)	(104)	(206)	(8,285)
Net realized and unrealized gain (loss) on investments	(187)	(104)	(142)	(8,211)
Net Increase in Unitholders’ Capital Resulting From Operations	$5,744	$7,284	$18,847	$13,256
Net Income Per Unit	$0.22	$0.29	$0.71	$0.55

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$5,931	$7,388	$18,989	$21,467
Net realized gain	—	—	64	74
Net change in unrealized gain (loss)	(187)	(104)	(206)	(8,285)
Net increase in unitholders’ capital resulting from operations	5,744	7,284	18,847	13,256
Distributions to unitholders:
From net investment income	(7,640)	(6,537)	(12,640)	(6,537)

Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	65,000
Redemptions	(83,500)	—	(83,500)	—
Net increase (decrease) in unitholders’ capital resulting from capital activity	(83,500)	—	(83,500)	65,000
Total increase (decrease) in unitholders’ capital	(85,396)	747	(77,293)	71,719
Unitholders’ capital, beginning of period	276,404	267,226	268,301	196,254
Unitholders’ capital, end of period	$191,008	$267,973	$191,008	$267,973
Capital unit activity (see note 7):
Units issued	—	—	—	6,197,690
Units redeemed	(8,178,256)	—	(8,178,256)	—
Net increase (decrease) from capital unit activity	(8,178,256)	—	(8,178,256)	6,197,690

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$18,847	$13,256
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(64)	(74)
Net change in unrealized loss on investments	206	8,285
Deferred financing costs amortization	709	1,204
Net accretion of discount on investments	(1,606)	(2,511)
(Increase) decrease in operating assets:
Purchase of investments	(11,318)	(82,937)
Proceeds from disposition of investments	80,707	97,423
Capitalization of payment-in-kind income	(1,697)	(1,510)
Receivable for investments sold	(56)	(72)
Interest receivable	(429)	(198)
Prepaid expenses	(17)	(32)
Increase (decrease) in operating liabilities:
Management fee payable	(3,555)	2,719
Incentive fee payable	(1,006)	(700)
Administration fee payable	(18)	(3)
Interest payable	(2,075)	629
Payable for investments purchased	56	—
Other liabilities and accrued expenses	(134)	(467)
Net Cash Provided by Operating Activities	78,550	35,012
Cash Flows from Financing Activities:
Contributions from unitholders	—	65,000
Repurchases from unitholders	(83,500)	—
Cash distributions paid	(27,792)	(17,362)
Proceeds from borrowings	225,246	46,768
Repayments of borrowings	(170,800)	(131,126)
Net Cash Used in Financing Activities	(56,846)	(36,720)
NET INCREASE (DECREASE) IN CASH	21,704	(1,708)
CASH AT BEGINNING OF PERIOD	42,263	16,697
CASH AT END OF PERIOD	$63,967	$14,989
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,583	$17,195
Non-cash purchase and disposition of investments	9,577	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 173.1%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705		1.00%	12.02%		12/24/2021	8/21/2028	$12,660	$12,578	$12,660
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600		1.00%	10.96%		9/1/2021	9/1/2026	5,126	5,083	5,126
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595		2.50%	11.12%		12/22/2021	8/1/2029	24,520	25,316	25,922
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795		1.00%	13.14%		2/23/2022	3/1/2027	6,035	6,140	6,216
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500		1.00%	9.87%		6/29/2021	6/11/2027	15,580	15,500	15,580
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525		0.75%	9.85%		6/29/2021	6/29/2028	12,449	12,318	12,449
Cerapedics, Inc. (2)	Biotechnology	S+620		2.75%	11.37%		12/27/2022	1/1/2028	12,122	12,217	12,416
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700		1.00%	12.44%		12/29/2020	12/29/2025	9,501	9,406	9,501
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475		1.00%	9.45%		12/31/2019	12/31/2025	7,134	7,103	7,134
Erie Construction Mid-west, LLC(2)	Building Products	S+475		1.00%	10.08%		8/5/2021	7/30/2027	10,359	10,266	10,359
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650		1.00%	11.74%		1/4/2023	1/3/2029	10,200	9,962	10,200
Foundation Consumer Brands, LLC(2)	Personal Products	S+625		1.00%	11.50%		2/12/2021	2/12/2027	10,885	10,762	10,885
High Street Buyer, Inc. (2)	Insurance	S+525		0.75%	9.85%		4/16/2021	4/16/2028	11,885	11,739	11,885
Human Interest Inc.(2)	Internet Software & Services	S+735		1.00%	12.55%		6/30/2022	7/1/2027	13,598	13,513	13,598
iCIMS, Inc.(2)	Software	S+725		0.75%	10.67%	(5)	8/18/2022	8/18/2028	14,571	14,399	14,571
Kaseya, Inc.(2)	Software	S+550		0.75%	10.75%	(6)	6/22/2022	6/23/2029	11,213	11,092	11,213
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550		3.45%	10.67%		12/20/2022	12/1/2027	1,818	1,833	1,836
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+550		0.75%	10.71%		12/13/2021	12/6/2027	5,336	5,282	5,243
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650		1.00%	11.46%		8/17/2022	11/15/2024	6,318	6,314	6,318
Outset Medical, Inc.(2)	Health Care Equipment & Supplies	S+515		2.75%	10.32%		11/3/2022	11/1/2027	16,518	16,691	17,468
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+550		0.75%	10.59%		10/29/2021	11/1/2028	15,304	15,205	15,304
Plastic Management, LLC(2)	Health Care Providers & Services	S+500		1.00%	9.70%		8/26/2021	8/18/2027	14,942	14,825	14,942
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575		1.00%	10.62%		8/20/2021	8/12/2026	15,403	15,306	14,787
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500		1.00%	10.35%		3/17/2020	3/13/2026	14,373	14,302	14,373
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+550		1.00%	10.10%		6/3/2022	7/27/2026	4,441	4,416	4,441
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550		0.75%	10.46%		6/16/2021	6/16/2028	8,061	7,982	8,061
TAUC Management, LLC(2)	Health Care Providers & Services	S+700	(7)	1.00%	11.75%		2/12/2021	2/12/2027	9,126	9,065	8,213
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600		1.00%	10.75%		12/8/2021	12/31/2026	11,899	11,826	11,661
Transportation Insight, LLC(2)	Road & Rail	S+550	(12)	1.00%	9.93%		10/27/2021	12/18/2024	5,762	5,754	5,416
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	S+625		1.00%	11.34%		8/12/2021	8/13/2027	7,824	7,723	7,824
Vapotherm, Inc.(9)	Health Care Equipment & Supplies	S+600		4.50%	10.97%		2/18/2022	9/20/2027	4,828	4,949	4,975
Total Bank Debt/Senior Secured Loans										$328,867	$330,577

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 5.2%
Veronica Holdings, LLC (Vapotherm)(9)	Health Care Equipment & Supplies	9.00% PIK	9/20/2024	4,573,737	$9,491	$9,998
					$9,491	$9,998
Common Equity/Equity Interests/Warrants — 7.2%
Assertio Holdings, Inc. Common Stock†(11)	Pharmaceuticals		7/31/2023	4,230	$17	$5
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/28/2019	56,483	27	6
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/20/2022	15,858	12	10
Senseonics Holdings, Inc Common Stock†(11)	Health Care Equipment & Supplies		7/25/2019	79,501	23	28
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail		6/16/2023	-	21,187	13,492
Veronica Holdings, LLC†(9)	Health Care Equipment & Supplies		9/20/2024	102,711	117	224
Total Common Equity/Equity Interests/Warrants					$21,383	$13,765
Total Investments(10) — 185.5%					$359,741	$354,340
Liabilities in Excess of Other Assets - (85.5%)						(163,332)
Net Assets — 100.0%						$191,008

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2024.
(2)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the DB Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(3)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to SOFR or PRIME rate floor.
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2024, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 9.9% of the total assets of the Company.

(5)
iCIMS, Inc. may elect to defer up to 3.875% of the coupon as paid in kind (“PIK”).

(6)
Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(7)
Spread is S+600 Cash/1.00% PIK.
(8)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

(in thousands)

(9)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2024	Interest/Dividend Income
SLR-AMI Topco Blocker, LLC	$13,958	$—	$—	$—	$(466)	$13,492	$—
Vapotherm, Inc.	—	4,947	—	—	26	4,975	18
Veronica Holdings, LLC (Preferred Equity)	—	9,487	—	—	507	9,998	32
Veronica Holdings, LLC (Common Equity)	—	118	—	—	106	224	—
	$13,958	$14,552	$—	$—	$173	$28,689	$50
(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $8,864; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $4,240 and $13,104, respectively, based on a tax cost of $363,204. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(11)
Denotes a Level 1 investment.
(12)
Spread is S+450 Cash / 1.00% PIK.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2024
Health Care Providers & Services	16.8%
Health Care Equipment & Supplies	12.0%
Pharmaceuticals	9.1%
Insurance	7.7%
Diversified Consumer Services	7.6%
Software	7.3%
Trading Companies & Distributors	6.7%
Life Sciences Tools & Services	4.2%
Internet Software & Services	3.8%
Internet & Catalog Retail	3.8%
Diversified Financial Services	3.6%
Biotechnology	3.5%
Personal Products	3.1%
Building Products	2.9%
Capital Markets	2.7%
Packaged Foods & Meats	2.2%
Road and Rail	1.5%
Professional Services	1.5%
Total Investments	100.0%

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

(in thousands, except share/unit amounts)

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

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate or the prime index rate, and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2023.
(2)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SCP Private Credit Income BDC SPV LLC. Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(3)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 15.4% of the total assets of the Company.
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
(9)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the period June 16, 2023 (date at which the Company became an “Affiliated Person”) through December 31, 2023 in these affiliated investments are as follows:

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

(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $8,658; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $3,286 and $11,944, respectively, based on a tax cost of $429,226. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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

September 30, 2024

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit), occurred and the Company commenced operations. As of September 30, 2024, $194,300 of capital commitments were drawn and $131,700 were unfunded.

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

The offering period of the Company ended on April 5, 2019 (the “Offering Period”). The investment period of the Company ended on December 31, 2022. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the Company’s Board of Directors (the “Board”) for up to two consecutive one-year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

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

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of consolidated financial statements have been included.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized, and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income, as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.
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

September 30, 2024

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

Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay the Administrative Coordinator a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as the aggregate accreted and amortized cost of all Portfolio Investments, including any amounts reinvested in investments and the cost of investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

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

September 30, 2024

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

Upon liquidation of the Company, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative incentive fees in excess of the incentive fees that would have been payable to the Adviser on an aggregate basis covering all transactions of the Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its incentive fees. In addition, the Adviser will apply an interim incentive fee adjustment at the end of each fiscal year so that, in the event of any over-distribution of incentive fees to the Adviser (measured with respect to each Unitholder using the fair value of the Company’s portfolio at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as an incentive fee shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such incentive fee) has been eliminated.

For the three and nine months ended September 30, 2024, the Company incurred $733 and $2,805, respectively, in Management Fees, $77 and $241, respectively, in Administration Fees and $1,014 and $3,326, respectively in incentive fees. For the three and nine months ended September 30, 2023, the Company incurred $1,102 and $3,238, respectively, in Management Fees, $105 and $315, respectively, in Administration Fees and $1,285 and $2,339, respectively, in incentive fees.

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

The Adviser or Administrative Coordinator and/or their affiliates have advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (“Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) have been reimbursed by the Company for such advanced costs and expenses in an amount that did not exceed $500. $308 of offering expenses were charged to capital and $84 of organizational costs were expensed in 2019.

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

September 30, 2024

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023:

Fair Value Measurements

As of September 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$330,577	$330,577
Preferred Equity	—	—	9,998	9,998
Common Equity/Equity Interests/Warrants	33	—	13,732	13,765
Total Investments	$33	$—	$354,307	$354,340

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2024, the fair value of the DB Facility and the Subscription Facility (as defined in Note 5 to the consolidated financial statements) would be $226,118 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2024:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2024	$383,948	$—	$14,000	$397,948
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(421)	507	(268)	(182)
Purchase of investment securities*	9,403	9,491	117	19,011
Proceeds from dispositions of investment securities	(62,353)	—	(117)	(62,470)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2024	$330,577	$9,998	$13,732	$354,307
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(421)	$507	$(268)	$(182)

* Includes PIK capitalization and accretion of discount

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2023	$406,543	$—	$13,975	$420,518
Total gains or losses included in earnings:
Net realized gain	41	—	—	41
Net change in unrealized gain (loss)	(445)	507	(251)	(189)
Purchase of investment securities*	14,581	9,491	125	24,197
Proceeds from dispositions of investment securities	(90,143)	—	(117)	(90,260)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2024	$330,577	$9,998	$13,732	$354,307
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$(269)	$507	$(251)	$(13)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and EBITDA multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2024	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$330,577	Income Approach	Market Yield	9.6% - 17.2% (11.7%)
Preferred Equity	Asset	$9,998	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$16	Market Approach	Volatility	18.3% - 18.3% (18.3%)
		$224	Transaction Price*	N/A	N/A
		$13,492	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

* This asset was valued at $2.18 per share, which is the price per share paid to the stockholders at the time of the closing of the transaction.

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

Note 5. Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility was SOFR plus 2.70% with no floor requirement and the final maturity date was August 15, 2024. Maximum commitments were $261,388. On August 2, 2024, the Company prepaid the SPV Facility in full.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and the SPV established the DB Facility with Deutsche Bank AG, New York Branch as lender. The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $226,118 of borrowings outstanding under the DB Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the Subscription Facility’s size is $32,000 with a stated interest rate of SOFR plus 2.95% and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were no borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2024 and the year ended December 31, 2023 was 8.08% and 8.08%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2024 and the year ended December 31, 2023 was $226,118 and $338,126, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2024 and December 31, 2023 was $6,167 and $14,730, respectively, comprised of the following:

	September 30, 2024	December 31, 2023
iCIMS, Inc.	$1,932	$2,308
RxSense Holdings, LLC	1,558	1,558
Foundation Consumer Brands, LLC	967	967
ENS Holdings III Corp. & ES Opco USA LLC	502	717
Ultimate Baked Goods Midco LLC	414	749
TAUC Management, LLC	385	385
Transportation Insight, Inc.	235	—
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
High Street Buyer, Inc.	—	1,890
Nexus Intermediate III, LLC (Vortex)	—	1,264
Kid Distro Holdings, LLC	—	1,121
GSM Acquisition Corp.	—	1,101
Basic Fun, Inc.	—	960
Kaseya, Inc.	—	625
SunMed Group Holdings, LLC	—	515
Vessco Midco Holdings, LLC	—	396
Total Commitments	$6,167	$14,730

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Units at beginning of period	26,710,775	25,190,253
Units issued	—	—
Units redeemed	(8,178,256)	—
Units issued and outstanding at end of period	18,532,519	25,190,253

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Units at beginning of period	26,710,775	18,992,563
Units issued	—	6,197,690
Units redeemed	(8,178,256)	—
Units issued and outstanding at end of period	18,532,519	25,190,253

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and September 30, 2023:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$10.04	$10.33
Net investment income	0.71	0.89
Net realized and unrealized gain (loss)*	0.04	(0.31)
Net increase in Unitholders’ capital resulting from operations	0.75	0.58
Distributions to Unitholders:
From distributable earnings	(0.48)	(0.27)
Net asset value per Unit, end of period	$10.31	$10.64
Total Return (b)(c)	7.47%	5.61%
Unitholders’ capital, end of period	$191,008	$267,973
Units outstanding, end of period	18,532,519	25,190,253
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	7.02%	8.57%
Operating expenses	2.57%	2.63%
Interest and other credit facility expenses	4.15%	7.11%
Total expenses	6.72%	9.74%
Average debt outstanding	$169,115	$274,782
Portfolio turnover ratio	5.3%	15.9%

(a)
Calculated using the average units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2024 and September 30, 2023 were 26,591,385 and 24,077,997, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except Unit amounts)

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2024, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2024

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
•
the ability of SLR Capital Partners, LLC (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;
•
any conflicts of interest posed by the structure of the management fee (the “Management Fee”) and incentive fee to be paid to the Adviser;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

SCP Private Credit Income BDC LLC (the “Company,” “we,” “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on May 18, 2018. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition, we expect that all of the Company’s total portfolio will be comprised of investments in the U.S. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below (the Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”).

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

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the Company’s units (the “Units”) issued by the Company to the Access Fund. We also expect that Units will only be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and (ii) outside the U.S. in accordance with

Regulation S under the Securities Act. Upon a sale of Units to an investor, we expect the Access Fund will pass its voting rights in the Company through to the Access Fund Investors.

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

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

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

Expenses

The Company will (directly or indirectly) bear:

(i)
all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-related fees, costs, expenses and liabilities (such as lodging and meals), all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);
(ii)
all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of the Company’s unitholders (the “Unitholders”), delivery costs and expenses in connection with reporting obligations and communications and compliance services;
(iii)
all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of Portfolio Investments and/or personnel of the Adviser, the Administrative Coordinator and their affiliates;
(iv)
other administrative fees, costs and liabilities;
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

The Adviser or Administrative Coordinator and/or their affiliates have advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) has been reimbursed by the Company for such advanced costs and expenses in an amount that did not exceed $0.5 million. Accordingly, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in 2019.

Portfolio and Investment Activity

During the three months ended September 30, 2024, we invested $18.0 million across 7 portfolio companies. This compares to investing $19.2 million in 11 portfolio companies during the three months ended September 30, 2023. Investments sold or prepaid during the three months ended September 30, 2024 totaled $62.8 million versus $28.7 million for the three months ended September 30, 2023.

At September 30, 2024, our portfolio consisted of 36 portfolio companies and was invested 93.3% directly in senior secured loans, 2.8% in preferred equity and 3.9% in common equity/equity interests/warrants, versus 53 portfolio companies invested 97.4% directly in senior secured loans and 2.6% in common equity/equity interests/warrants at September 30, 2023, in each case measured at fair value.

At September 30, 2024, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value. At September 30, 2023, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2024, the Company had $226.1 million of senior securities, for an asset coverage ratio of 184.5%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown below for the three and nine months ended September 30, 2024 and September 30, 2023:

Investment Income

For the three and nine months ended September 30, 2024, gross investment income totaled $12.1 million and $37.2 million, respectively. For the three and nine months ended September 30, 2023, gross investment income totaled $15.8 million and $45.9 million, respectively. The comparative decrease in gross investment income is due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $6.1 million and $18.2 million, respectively, for the three and nine months ended September 30, 2024, of which $1.8 million and $6.4 million, respectively, were management, incentive and administration fees and $4.2 million and $11.2 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2024. Expenses totaled $8.4 million and $24.4 million, respectively, for the three and nine months ended September 30, 2023, of which $2.5 million and $5.9 million, respectively, were management, incentive and administration fees and $5.7 million and $17.8 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense from deleveraging earlier in the year.

Net Investment Income

The Company’s net investment income totaled $5.9 million and $19.0 million, or $0.23 and $0.71 per average Unit, respectively, for the three and nine months ended September 30, 2024. The Company’s net investment income totaled $7.4 million and $21.5 million, or $0.29 and $0.89 per average Unit, respectively, for the three and nine months ended September 30, 2023.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $62.8 million and $90.9 million, respectively, for the three and nine months ended September 30, 2024. Net realized gain over the same periods totaled $0 and $64 thousand, respectively. The Company had investment sales and prepayments totaling approximately $28.7 million and $97.4 million, respectively, for the three and nine months ended September 30, 2023. Net realized gain over the same periods totaled $0 and $0.1 million, respectively.

Net Change in Unrealized Loss

For the three and nine months ended September 30, 2024, net change in unrealized loss on the Company’s assets totaled $0.2 million and $0.2 million, respectively. Net unrealized loss for the three months ended September 30, 2024 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC and RQM+ Corp., among others, as well as the reversal of previously recognized unrealized appreciation on Neuronetics, Inc. and Alimera Sciences, Inc., partially offset by appreciation on our investments in Veronica Holdings, LLC and Outset Medical, Inc., among others. Net unrealized loss for the nine months ended September 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., SLR-AMI Topco Blocker, LLC and TAUC Management, LLC, among others, partially offset by appreciation on our investments in Arcutis Biotherapeutics, Inc., Veronica Holdings, LLC and Outset Medical, Inc., among others. For the three and nine months ended September 30, 2023, net change in unrealized loss on the Company’s assets totaled $0.1 million and $8.3 million, respectively. Net unrealized loss for the three months ended September 30, 2023 was primarily due to depreciation on our investments in Peter C. Foy & Associates Insurance Services, LLC, among others, partially offset by appreciation on our investments in Alimera Sciences, Inc. and GSM Acquisition Corp., among others. Net unrealized loss for the nine months ended September 30, 2023 was primarily due to depreciation on our investments in Oldco AI, LLC (f/k/a Amerimark), TAUC Management, LLC and Peter C. Foy & Associates Insurance Services, LLC, among others, partially offset by appreciation on our investments in World Insurance Associates, LLC, iCIMS, Inc. and Pinnacle Treatment Centers, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $5.7 million and $18.8 million, respectively. For the same period, income per average Unit was $0.22 and $0.71, respectively. For the three and nine months ended September 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $7.3 million and $13.3 million, respectively. For the same period, income per average Unit was $0.29 and $0.55, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2024, on a net basis, the Company sold and issued 18,532,519 Units at an average price of $10.48 per Unit, for net proceeds of $194.3 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $131.7 million at September 30, 2024.

Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into the SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility was SOFR plus 2.70% with no floor requirement and the final maturity date was August 15, 2024. Maximum commitments were $261.4 million. On August 2, 2024, the Company prepaid the SPV Facility in full.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and the SPV established the DB Facility with Deutsche Bank AG, New York Branch as lender. The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $226.1 million of borrowings outstanding under the DB Facility.

Revolving credit facility due December 2024 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the Subscription Facility with East West Bank. Effective with the latest amendment dated December 22, 2023, the Subscription Facility’s size is $32.0 million with a stated interest rate of SOFR plus 2.95% and a maturity date of December 31, 2024. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were no borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held no cash equivalents at September 30, 2024.

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

A summary of our significant contractual payment obligations is as follows as of September 30, 2024:

Payments due by Period as of September 30, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$226.1	$—	$226.1	$—	$—

(1)
At September 30, 2024, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
(in millions)
iCIMS, Inc.	$1.9	$2.3
RxSense Holdings, LLC	1.6	1.6
Foundation Consumer Brands, LLC	1.0	1.0
ENS Holdings III Corp. & ES Opco USA LLC	0.5	0.7
Ultimate Baked Goods Midco LLC	0.4	0.7
TAUC Management, LLC	0.4	0.4
Transportation Insight, Inc.	0.2	—
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
High Street Buyer, Inc.	—	1.9
Nexus Intermediate III, LLC (Vortex)	—	1.3
Kid Distro Holdings, LLC	—	1.1
GSM Acquisition Corp.	—	1.1
Basic Fun, Inc.	—	0.9
Kaseya, Inc.	—	0.6
SunMed Group Holdings, LLC	—	0.5
Vessco Midco Holdings, LLC	—	0.4
Total Commitments	$6.2	$14.7

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and, accordingly, distributed to Unitholders.

Related Parties

We have entered into the Investment Management Agreement with the Adviser. Mr. Michael S. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Bruce J. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Shiraz Y. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser and Mr. Guy F. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and, to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, Mr. Kajee, our Chief Financial Officer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately five cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of

September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.05)	$0.05

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiary are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiary. From time to time, we and our consolidated subsidiary may be a party to certain legal proceedings in the ordinary course of business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor below, there have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, the COVID-19 pandemic, certain regional bank failures, an inflationary environment and the ongoing war in the Middle East, could adversely affect the Company’s business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments.

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Company’s ability to access the debt markets and capital markets on favorable terms.

Continuing market uncertainty may have a significant impact on the business of the Company. During this period, the returns (if any) realized by Unitholders may be substantially adversely affected by the unfavorable performance of the Company’s investments. Furthermore, market conditions may unfavorably impact the Company’s ability to secure leverage on commercially favorable terms. Increases in interest rates or in the risk spread demanded by financing sources would make the use of leverage more expensive. In addition, the Company may not be able to time the disposition of its investments correctly, which could result in further depreciation in values.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

4.1	Form of Subscription Agreement(1)

10.1

Form of Loan Financing and Servicing Agreement, dated as of August 2, 2024, among SCP Private Credit Income BDC SPV LLC, as borrower, SCP Private Credit Income BDC LLC, as equityholder and servicer, each lender from time to time party thereto, the agents for each lender group from time to time parties thereto, as agent, Computershare Trust Company, N.A., as collateral agent and collateral custodian, and Deutsche Bank AG, New York Branch, as facility agent(3)

14.1	Code of Business Conduct*

19.1	Joint Code of Ethics and Insider Trading Policy*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

** Furnished herewith.

(1)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed with the SEC on August 24, 2018.
(2)
Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 20, 2020.
(3)
Previously filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 7, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2024.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)