Form 10-K
period 2024-12-31
SCP Private Credit Income BDC LLC
filed 2025-02-25
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, there was no established public market for the registrant’s units. The issuer had 18,532,519 units outstanding as of February 21, 2025.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business

SCP Private Credit Income BDC LLC (the “Company”, “we”, “us” or “our”), a Delaware limited liability company formed in May 2018, is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, we apply the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser.

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

Moreover, the Company may opportunistically seek to acquire investments in the secondary market at attractive and/or discounted prices, especially during periods of significant market volatility. In analyzing such investments, the Company will employ a substantially similar analytical process as it uses for its primary investments, as well as any prior knowledge of the target company.

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

The Adviser — SLR Capital Partners, LLC

SLR serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael S. Gross and Bruce Spohler, who also oversee the Adviser’s investment committee (the “Investment Committee”).

The Board of Directors

Overall responsibility for the Company’s operations rests with the Board. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”). The Board currently consists of five members, three of whom are not “interested persons” of SLR as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as our independent directors. The Board elects officers, who serve at the discretion of the Board. The responsibilities of each director include, among other things, the oversight of investment activities, the quarterly valuation of assets and oversight of financing arrangements. The Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees in the future.

Investment Management Agreement

Subject to the overall supervision of the Board, the Adviser manages the investments of, and provides certain services to, the Company pursuant to the Investment Management Agreement, including:

(i)
providing overall investment management services to the Company in accordance with the LLC Agreement and in accordance with the 1940 Act, including, without limitation, sourcing, structuring, negotiating, underwriting, performing diligence, originating and disposing of investments of the Company;
(ii)
making investment decisions for the Company;
(iii)
servicing investments including, without limitation, monitoring the investments and the creditworthiness of all issuers and developing and executing work out strategies where applicable;
(iv)
overseeing the placement of purchase and sale orders on behalf of the Company;
(v)
undertaking certain compliance-related activities in respect of the Company in accordance with its investment objective;
(vi)
providing good faith valuations of investments pursuant to the LLC Agreement for which market quotes are not readily available;
(vii)
voting proxies, exercising rights, options, warrants, conversion privileges and redemption privileges, and tendering securities pursuant to a tender offer;
(viii)
entering into agreements and executing any documents (e.g., any loan or credit facility agreements), including, without limitation, any market and/or industry standard documentation and standard representations contained therein; and
(ix)
providing periodic and special reports to the Company as requested.

The Company and its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) engage or otherwise transact with one or more Service Providers (defined herein) in connection with their investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to a cap on operating expenses, and will not offset Management Fees (defined herein), and such amounts may be substantial.

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

Notwithstanding the foregoing, at any time during the term of the Investment Management Agreement, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new investment management agreement. It is expected that (x) any new investment adviser would be a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (y) the management fee and incentive fee payable by the Company to any such entity would be identical to that payable to the Adviser and (z) certain of the Adviser’s investment professionals would continue to be responsible for managing the Company’s assets.

Compensation of Adviser

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser a fee for investment advisory and management services consisting of two components: a base management fee and an incentive fee. The Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). We pay the Administrative Coordinator an administration fee for administrative and coordination services. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.

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

The Company pays the Administrative Coordinator a fee (the “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments (including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Administration Fee does not offset any fees paid to the Adviser. The Administrative Coordinator is responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company and (iii) certain Unitholder servicing functions.

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

(i)
Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as an incentive fee (the “Incentive Fee”), on the other hand, in the following amounts and order of priority:
(A)
Return of Capital Contributions. First, 100% to such Unitholder until such Unitholder has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay Management Fees, Administration Fees, Organizational Expenses (as defined below) and other Company expenses);
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
(B)
Adviser Catch Up to 15%. Second, 80% of all remaining Current Proceeds paid to the Adviser as an Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (A) above and this clause (B) and pursuant to clause (i)(B) and clause (i)(C); and
(C)
85%/15% Units. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an Incentive Fee.

In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceed 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

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

Limitation of Liability and Indemnification

The Investment Management Agreement provides that the Adviser (which includes, for all purposes of this paragraph, its members, principals, officers, managers, investors, employees and other representatives and agents and entities controlling, controlled by or under common control with the Adviser) will not be liable to the Company or to the Unitholders for any loss suffered by the Company or the Unitholders which arises out of any action or inaction of the Adviser taken or made by the Adviser in good faith and in the belief that such action or inaction was in or was not contrary to the best interests of the Company, except for any loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of the duties of the Adviser in the conduct of the Adviser’s office, and except as otherwise required by applicable law. In addition, the Company will indemnify and hold harmless the Adviser, to the fullest extent permitted by applicable law, against any loss resulting from claims or threatened claims with respect to the Adviser’s performance or non-performance of its obligations pursuant to the Investment Management Agreement, except for any such loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of duties of the Adviser in the conduct of the Adviser’s office.

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

Board Approval of the Investment Management Agreement

In accordance with Section 15(c) of the 1940 Act, at a virtual meeting held on August 5, 2024 in reliance on certain exemptive relief provided by the SEC, the Board, including a majority of the directors who are not interested directors, voted to re-approve the continuation of the Investment Management Agreement, such approval being effective as of September 1, 2024 and extending the term of the Advisory Agreement to September 1, 2025, which was ratified at the Board’s next in-person meeting on November 5, 2024. In its consideration of the re-approval of the Investment Management Agreement, the Board focused on information it had received relating to, among other things:

•
the nature, extent and quality of advisory and other services provided by SLR, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;
•
the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of SLR have extensive experience and are well qualified to provide advisory and other services to the Company;
•
the current fee structure, the existence of any fee waivers and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;
•
the advisory fees charged by SLR to the Company, to SLR Investment Corp., to SLR HC BDC LLC and to SLR Private Credit BDC II LLC, and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged by SLR to the Company are reasonable;
•
the direct and indirect costs, including for personnel and office facilities, that are incurred by SLR and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;
•
the total of all assets managed by SLR, as well as the total number of investment companies and other clients serviced by SLR, possible economies of scale arising from the Company’s size and/or anticipated growth and the extent to which such economies of scale are reflected in the advisory fees charged by SLR to the Company, and concluded that some economies of scale may be possible in the future;
•
other possible benefits to SLR and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR and its affiliates; and
•
possible alternative fee structures or bases for determining fees, and the possibility of obtaining similar services from other third-party service providers, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, our Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to SLR pursuant to the Investment Management Agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the Investment Management Agreement as being in the best interests of the Company and its Unitholders. In view of the wide variety of material factors that our Board considered in connection with its evaluation of the Investment Management Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our Board. Rather, our Board based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

The Investment Management Agreement contains limitations on liability and indemnification in favor of the Administrative Coordinator, provided that the Administrative Coordinator’s actions do not constitute fraud, bad faith, gross negligence or willful misconduct (collectively, “Wrongful Conduct”). The Administrative Coordinator’s liability to the Company is subject to an overall cap (except where the Administrative Coordinator has engaged in Wrongful Conduct). In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Board reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders, or to assume the Administrative Coordinator’s role on the same or similar terms in providing administration services to the Company.

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

The Adviser or Administrative Coordinator and/or their affiliates advanced organizational and offering expenses to the Company, which included organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) has been reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in 2019.

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

Market Opportunity

The Company focuses on providing private corporate loans to upper middle market companies in the United States. We believe that the Company is well-positioned to provide a superior risk-adjusted return relative to publicly traded corporate bonds and loans for the following reasons:

•
Favorable long-term supply-demand dynamics in middle market lending which benefit lenders;
•
Robust demand for debt capital to fund private equity transactions; and
•
Middle market debt capital raised in the last few years is not expected to meet demand.

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

Capitalizing on market inefficiencies: We believe that the market investing inefficiencies are greater in the private middle market, which allows lenders to capture higher risk-adjusted returns. We believe that, among others, the drivers of middle market inefficiencies include the following: information asymmetry, the analytical complexity in evaluating private middle market companies, the need for long-dated capital that typically requires higher return expectation, fewer and more sophisticated lenders and the requirement to underwrite to maturity as opposed to a trade.

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

Inclusion of covenants: Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company can pursue that are negative to the lender and act as warning signals for lenders. The loans in which the Company is expected to invest are expected to have comprehensive covenants, including covenants that are tested on a recurring basis to ensure ongoing compliance (“maintenance covenants”). Although syndicated leveraged loans have covenants, many loans currently are “covenant-lite,” which means they do not have a complete set of financial covenants, thus providing borrower companies more freedom to negatively impact lenders. High-yield bonds provide even weaker protection for lenders because they typically have incurrence-based covenants, which are only tested if the company issues more debt.

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

Access to specialized lending markets with attractive return and risk characteristics

Single source lending to the upper middle market: We believe financial sponsors and management teams are increasingly looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In the upper middle market (generally, loan tranche sizes of $100 million to $300 million to companies with EBITDA between approximately $25 million and $100 million), we believe that there is a limited number of lenders with the capital base to provide the entire debt financing. Because the Company expects to co-invest with other SLR vehicles on an opportunistic basis, we expect the Company to be well-positioned to take advantage of this opportunity to source and structure attractive cash flow loans.

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

Lending to rapidly developing healthcare companies: As a result of the highly specialized skills required to evaluate these investment opportunities, we believe that the Company will be one of the few sources of capital capable of lending to healthcare companies who are in need of additional debt capital. Asset-based loans to these companies, with strong sponsorship and demonstrated product pipelines, have the potential to provide a compelling risk-adjusted return.

Investment Selection

The Company has a broad, flexible investment mandate, and the Company is not subject to any investment guidelines, limitations or restrictions other than as set forth in this section. However, as a BDC, the Company is subject to certain limitations on the types of investments it is permitted to make.

The Company generally expects to invest in portfolio companies based in the U.S., including portfolio companies in the broadly defined healthcare and life sciences industries.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions of the Units, our Unitholders are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders.

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

Our senior investment team’s strong relationship network is enhanced by the collaborative role SLR plays in the private equity industry. SLR is an independent credit platform that does not pursue traditional private equity strategies, so the Company is not expected to be seen as a competitive threat to financial sponsors seeking to acquire a company. We expect our ability to offer tailored solutions, certainty of capital and scale to provide us with greater deal flow. We also expect that our reputation as a constructive partner and a flexible “solutions provider” with a proven ability to evaluate highly complex situations should result in the ability to source a significant number of investment opportunities for the Company.

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
•
review of third party due diligence reports, including quality of earnings, field exams and industry reports; and
•
background investigations on management and the company.

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

Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying when investing in prospective portfolio companies. These criteria provide general guidelines for investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

•
Stable Earnings and Strong Free Cash Flow: We seek to invest in companies that have demonstrated strong credit fundamentals with stable earnings through economic cycles. We target companies that we believe can de-lever through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.
•
Value of Assets: The prospective value of the assets, if any, that collateralize the loans in which we invest is an important factor in our credit analysis, particularly in our ABL loans. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment, real estate and loans and other financial assets, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions, the company’s funding may be derived from a borrowing base determined by the value of the company’s assets.
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

For our cash flow loans to upper middle market companies, we generally seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest and the repayment of our principal, represents a key means by which we will be able to exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of units or another capital market transaction. We underwrite our investments on a held-to-maturity basis, but expensive capital is often repaid prior to stated maturity. Historically, SLR’s investment portfolio has resulted in a three year average life.

Our investment teams work in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle market financial sponsor community, with a particular focus on the upper-end of the middle market (sponsors with equity funds of $500 million to $5 billion). We favor such sponsors because they typically:

•
buy larger companies with strong business franchises;
•
invest significant amounts of equity in their portfolio companies;
•
value flexibility and creativity in structuring their transactions;
•
possess longer track records over multiple investment funds;
•
have a deeper management bench;
•
have a better ability to withstand downturns; and
•
possess the ability to support portfolio companies with additional capital.

We divide our coverage of these sponsors among our more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. Our coverage approach aims to act proactively, consider all investments in the capital structure, provide quick feedback, deliver on commitments and be constructive throughout the life cycle of an investment.

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

Middle Market Asset-based Lending

Typically, we expect that the Company’s asset-based loans will have a first priority lien or second priority lien on the assets of the issuer, may be floating rate and may include upfront fees and meaningful prepayment penalties. As part of the underwriting process, we expect to receive a third-party valuation of the collateral and lend at a discount to the liquidation value. Borrowing base and maintenance covenants are generally expected to be included. The loans generally are expected to have a three to five year final maturity and are often repaid within one to two years.

We plan to differentiate ourselves by focusing on transitional borrowers, which are companies that are either experiencing a restructuring, are capital constrained, have tight execution timelines or have limited access to traditional lenders.

Opportunities in the asset-based lending strategy are not sourced from financial sponsors but rather from a variety of regional banks, consultants, other asset-based lenders and companies themselves, with the deals that have historically progressed through SLR’s preliminary review having come from 90+ different sources.

Lending to Rapidly Developing Healthcare Companies

Typically, we expect that the Company’s loans to healthcare companies will have a first priority lien, will be floating rate and will include meaningful prepayment penalties, exit fees and success fees. The loans may include equity features, such as warrants or options to buy a minority interest in the portfolio company. We expect that these warrants will generally have a nominal exercise price and, thus, as a portfolio company appreciates in value, the Company will be well-positioned to achieve additional investment returns from this equity interest. The loans generally are expected to have a 12 to 18 month interest only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years.

Transaction Selection

Following the transaction team’s due diligence process, it will discuss the potential investment opportunity with the Investment Committee. Such discussion will often include detailed analyses of various factors, such as (i) the cash flow value creation for cash flow loans, (ii) historic and projected financials, (iii) the key drivers of revenues and the balance between unit volumes and price factors, (iv) key cost components, including raw materials, labor, overhead, insurance, etc., (v) capital expenditures, (vi) working capital needs, (vii) micro and macroeconomic trends that impact the business and industry, (viii) the business’ products and sales channels, (ix) qualitative analyses of company management, (x) the competitive dynamics of the industry and the target company’s position, (xi) input from third-party consultants, (xii) potential exit considerations and/or (xiii) a range of other factors relating to a given opportunity. For asset-based loans, the core focus is on the company’s liquidity profile, the liquidation value of the assets or portfolio, quality of controls and procedures, the quality of management and regulatory risk. For life science lending, the core focus is on the quality of the company’s product pipeline and stage of development, the investor base, access to additional capital and liquidity and the quality of management.

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

We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations and the trends and risk factors are generally favorable (including a potential exit).
2

Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2.

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants and requires procedures for closer monitoring.
4	The investment is performing well below expectations and is not anticipated to be repaid in full.

We will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio.

Competition

Our primary competitors provide financing to middle market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle market companies. As a result, competition for investment opportunities at middle market companies can be intense. While many middle market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle market companies in particular. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Michael S. Gross and Bruce Spohler and the other investment professionals of SLR to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Michael S. Gross and Bruce Spohler and the other investment professionals of the Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Term

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326 million in capital commitments. The offering period of the Company ended on April 5, 2019 (the “Offering Period”), six months after the Initial Closing Date. The investment period of the Company ended on December 31, 2022. The term of the Company will conclude six years from the end of the Offering Period, which is currently April 5, 2025, unless the Company is liquidated earlier as set forth in the LLC Agreement, but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “1934 Act”), which would occur if the market value of our Units that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards.

Staffing

We do not currently have any employees. Mr. Gross, our Co-Chief Executive Officer, President and a board member, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR. In addition, Shiraz Y. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for SLR. Guy Talarico, our Chief Compliance Officer and Secretary, serves as the Chief Compliance Officer and General Counsel for SLR.

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

The Private Offering

The Company is organized primarily for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect that the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund Investors”) that, with respect to each Access Fund Investor’s investment in the Access Fund, corresponds to the pro rata share of the Units issued by the Company to the Access Fund. To purchase an interest in the Access Fund, each Access Fund Investor will be required to represent that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act (an “Accredited Investor”). To purchase Units, investors must be Accredited Investors and “qualified purchasers” for purposes of Section 3(c)(7) of the 1940 Act, or “knowledgeable employees” or companies owned exclusively by “knowledgeable employees” for purposes of the rules promulgated under the 1940 Act. Any sale of Units outside of the United States will be conducted in accordance with Regulation S under the Securities Act. We expect the Access Fund will pass its voting rights in respect of any Units of the Company held by the Access Fund through to the Access Fund Investors.

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

As a BDC, the Company is required to meet an asset coverage ratio reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred units we may issue in the future, of at least 150%. The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of directors who are not interested persons and, in some cases, prior approval by the SEC.

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

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to the Units if its asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, the Company must make provisions to prohibit any distribution to Unitholders or the repurchase of such securities or units unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. The Company may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by personnel. The codes of ethics generally do not permit investments by employees in securities that may be purchased or held by the Company. Each code of ethics is available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

The Adviser votes proxies relating to our portfolio securities in the best interest of Unitholders. The Adviser reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of the Adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of the Adviser any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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
•
Information about recordholders’ transactions and history with us; and
•
Other general information that we may obtain about recordholders, such as demographic and contact information such as addresses.

We disclose non-public personal information about recordholders:

•
to our affiliates (such as SLR) and their employees for everyday business purposes;
•
to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriter and proxy solicitors) and their employees as is necessary to service recordholder accounts or otherwise provide the applicable service;
•
to comply with court orders, subpoenas, lawful discovery requests or other legal or regulatory requirements; or
•
as allowed or required by applicable law or regulation.

When the Company shares non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. The Company does not permit use of recordholder information for any non-business or marketing purpose, nor does the Company permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

The Company’s service providers, such as SLR and its transfer agent, are required to maintain physical, electronic and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required.

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

Reporting Obligations

We furnish our Unitholders with annual reports containing audited financial statements, quarterly reports and such other reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

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

For purposes of this discussion, a “Non-U.S. Unitholder” means a beneficial owner of Units that is for U.S. federal income tax purposes not a U.S. Unitholder or a partnership (or other entity classified as a partnership for U.S. federal income tax purposes).

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
•
at least 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and
•
any ordinary income and net capital gains that the Company recognized in preceding years, but were not distributed during such years on which the Company paid no U.S. federal income tax.

While the Company currently expects to distribute any income and capital gains in order to avoid the imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of such tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.

The Company is authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it is not permitted to make distributions to Unitholders while any senior securities are outstanding unless it meets the applicable asset coverage ratios. Moreover, the Company’s ability to dispose of assets or otherwise distribute amounts necessary to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio, (2) other requirements relating to its status as a RIC, including the Diversification Tests, and/or (3) the limitations under one or more credit facilities. If the Company disposes of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Company Investments

Certain investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions or (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. The Company monitors transactions, may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification as a RIC, but there can be no assurance of success in this regard.

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

Summary Risk Factors

General Risks Related to Investment Strategy

•	The success of the Company’s investments will depend on the successful implementation of its investment strategy.
•	The Company could be subject to the risks associated with investments in senior secured loans, subordinated loans, Mezzanine Securities (as defined below) and unsecured loans.
•	The Company’s loans may permit borrowers to prepay, which could affect the yield of the Company’s investments.
•	Terms and conditions of the Company’s loan agreements may be amended, modified or waived only with the agreement of the lenders.
•	The Company may make investments in loans, or securities backed by loans, that are or may be non-performing loans.
•	The Company’s success will depend, in part, on originating loans on advantageous terms.
•	Bank loans and corporate loans may not be readily marketable and may be subject to restrictions on resale.

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
• •

Unitholders could be subject to cybersecurity risks associated with electronic databases and communications.

Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, may result in adverse consequences to the Company.

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

The Company is subject to risks associated with U.S. government shutdowns, uncertainty over the U.S. debt ceiling and any related downgrades in the U.S.’s credit ratings.

Risks Related to RICs and BDCs

•	No assurance can be given that the Company will be able to maintain qualification as a RIC.
•	Unitholders will experience the increased risks pertaining to the Company’s use of leverage to partially finance its investments.
•	The Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain.
•	A BDC must carry investments at market value or at fair value, as determined in good faith by the Board.
•	At least 70% of a BDC’s assets must consist of “qualifying assets”.

Regulatory Risks Relating to the Company

•	The Company could be precluded from conducting Rule 506 Offerings (as defined below) due to “Bad Actor” restrictions.
•	The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act.

Other Risks Related to Portfolio Investments

•

The Company could be subject to the risks associated with investments in high yield securities, corporate debt securities, convertible securities, preferred stock, reverse repurchase agreements and distressed companies.

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
•

The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, initial public offerings, strategic transactions and other mergers and acquisitions activity and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized.

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

The Company holds certain investments and conducts certain activities through investing in wholly-owned special purpose vehicles. All references to investments by the Company in this annual report on Form 10-K refer, as the context requires, to investments by either the Company or those special purpose vehicles.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, an inflationary environment and the ongoing war in the Middle East, could adversely affect the Company’s business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which the Company competes for lending and other investment opportunities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments. This could in turn materially reduce our net asset value and dividends and adversely affect the Company’s financial prospects and condition.

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 and indicated that there may be additional rate cuts in 2025, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future.

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

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for its Portfolio Investments. For example, the COVID-19 pandemic adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused, and any similar measures in the future may cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States.

General Credit Risk. The Company is subject to significant credit risk (i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (e.g., a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser utilizes various third parties that hold Company assets (such as the Company’s custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “— High Yield Debt and Unrated Securities” below.

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

To the extent the Company borrows money or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays distributions on preferred Units and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company. In periods of declining interest rates, the Company may earn less interest income from investments and the Company’s cost of funds will also decrease, to a lesser extent, if the Company’s outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.

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

Competition; Potential for Insufficient Investment Opportunities. The business of identifying and effecting investments of the types contemplated by the Adviser is competitive, and there can be no assurance that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to the Company. Increased competition for, or a diminishment in the available supply of, potential Portfolio Investments could result in lower returns on such Portfolio Investments. The Company may engage in auction or similar bidding processes with respect to certain Portfolio Investments, which processes are often highly competitive and may involve numerous other bidders about which the Company possesses limited or no information; as a result, the foregoing considerations will be applicable with respect to any such processes.

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

Concentration of Portfolio Investments. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that it could invest in a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value (“NAV”) could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. The Company has a broad and flexible investment mandate, and, beyond the asset diversification requirements associated with the Company’s intention to comply with the requirements to qualify as a RIC for U.S. tax purposes, and except as noted above, the Company is not subject to any limits or proportions with respect to the mix of permitted Portfolio Investments. As a result, the Company’s Portfolio Investments could potentially be concentrated in relatively few strategies, issuers, industries, markets, geographies or investment types. Such non-diversification would make the Company more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. The Company could be subject to significant losses if it holds a relatively large position in a single strategy, issuer, industry, market, geographic region or a particular type of Portfolio Investment that declines in value, and the losses could increase even further if the Portfolio Investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.

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

Forward-Looking Statements. This annual report on Form 10-K contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form 10-K. Those forward-looking statements reflect the Company’s and the Adviser’s current views in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form 10-K.

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

Regulatory Investigations or Third-Party Litigation. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the Company’s industry. Any changes or reforms may impose additional costs or result in other limitations on the Company.

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

Broad Indemnification. The Company and/or the Adviser on behalf of the Company may enter into various agreements or arrangements which limit the liability of its Service Providers, including the Adviser and its affiliates, the Administrative Coordinator, the Company’s custodian, and their affiliates, employees, officers and directors, and require the Company to indemnify and/or provide broad representations, warranties and covenants in favor of such persons. U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract, other agreements or documents. Therefore, nothing in those agreements should be deemed or construed in a manner that purports to waive or limit any right to the extent prohibited by law.

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

As the Company’s reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that the Company’s financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to the Company, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, the Company, the Adviser, the Administrative Coordinator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which the Company and the Adviser must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. The Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.

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

Risks Related to Data Protection and Privacy Laws. The Company and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that the Company and the Adviser hold. The SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on the Company, the Adviser and its affiliates and Service Providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to the Company’s operations and reputational damage. Obligations to which the Company and/or the Adviser and its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for the Company and/or the Adviser and its affiliates to collect, store, use, transmit and process personal information.

While the Company and the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that the Company and the Adviser will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that Company and/or the Adviser and its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

Financial Services Industry Risks. Cash not held in custody accounts and held by the Company, the Adviser and the Portfolio Investments in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, the Adviser or the Portfolio Investments could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the Company, the Adviser’s and the Portfolio Investments’ business, financial condition, results of operations, or prospects.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company, the Adviser or the Portfolio Investments to acquire financing on acceptable terms or at all.

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

Corporate Social Responsibility Risks. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Company’s ESG ratings or performance do not meet the standards set by such investors or the Company’s stockholders, they may choose to exclude the Company’s securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, including, but not limited to, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, its relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect its business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. At the same time, “anti-ESG” sentiment has also gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view the Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in the Company and it could negatively impact the price of the Company’s common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which the Company or the Company’s portfolio companies conduct the Company’s businesses and adversely affect the Company’s profitability.

The Company and its Portfolio Investments are subject to the risk that ESG and sustainability measures might continue to be introduced. Additionally, compliance with any new laws or regulations increases the Company’s regulatory burden and could make compliance more difficult and expensive, affect the manner in which the Company or its Portfolio Investments conduct its businesses and adversely affect the Company’s profitability.

Climate Change Risks. There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Company’s Portfolio Investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s Portfolio Investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of the Company’s Portfolio Investments, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Tax Considerations Regarding Dividends for Private BDCs. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2024 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

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

Regulatory Risks Relating to the Company

Exemptive Relief. The Company and the other BDCs for which SLR is the investment adviser (SLR Investment Corp. (Nasdaq: SLRC) (“SLRC”), SLR HC BDC LLC (“HC BDC”) and SLR Private Credit BDC II LLC (“PC BDC,” and, together with SLRC and HC BDC, the “SLR BDCs”)) are substantially limited in their ability to co-invest in privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions with the SLR BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SLR BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SLR will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SLR and its affiliates, including the SLR BDCs, pursuant to the conditions of the Order.

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

Risks Related to Changes in Regulatory Policy. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy, including, but not limited to, recent enactments and proposals to enact significant tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of United States trade policy, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

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

U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act. In response to disruptions in the credit markets and the global economic downturn, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010, which imposed a new regulatory framework over the U.S. financial services industry, non-U.S. financial entities that are regulated by or affiliated with entities regulated by U.S. financial regulators, and the consumer credit markets in general, and proposed and final regulations adopted thereunder, as well as proposed and final regulations to implement the Basel III regulatory capital accords. Given the broad scope and sweeping nature of such changes and the fact that certain final implementing rules and regulations have not yet been adopted or implemented, the potential impact of these actions on the Adviser and the Company is unknown, and no assurance can be made that the impact of such changes would not have a material adverse effect on the Adviser or the Company. For example, the U.S. Financial Stability Oversight Council (“FSOC”) created by the Dodd-Frank Act has the authority to designate asset management firms as a “systemically important financial institution” (“SIFI”). If the Adviser, or one of its affiliates, were designated as a SIFI, it would be subject to a variety of regulations, including capital requirements and limitations on leverage, which could have a material adverse effect on the ability of the Company to pursue its investment strategy. In addition, the Dodd-Frank Act created a regulator for the credit industry in the U.S. known as the U.S. Consumer Financial Protection Bureau (“CFPB”). Future regulatory actions authorized by the Dodd-Frank Act (including any regulatory actions or other measures taken by the FSOC and/or the CFPB) may significantly reduce the profitability of the Company and its Portfolio Investments.

Changes to Derivatives Regulation. Through comprehensive global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation/Markets in Financial Instruments Directive), certain over-the-counter derivatives transactions in which the Company may engage are subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps.

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

The effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Administrative costs related to such requirements, such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. Requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to consider unfunded commitments for purposes of computing the BDC’s asset coverage. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Uncertainty of the U.S. Political Climate. The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to its business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact its business and the business of the Company’s competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.

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

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve month USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

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

The Company’s loans reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.

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

Risks Related to Economic Recessions. The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.

Many of the Company’s Portfolio Investments may be susceptible to economic slowdowns or recessions and may be unable to repay its loans during these periods. As a result of these economic disruptions, the Company’s non-performing assets may increase and the value of its portfolio may decrease during these periods as the Company is required to record the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Company’s loans and the value of its equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and result in its receipt of a reduced level of interest income from the Company’s Portfolio Investments and/or losses or charge offs related to its investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.

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

The Company’s business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on the Company’s business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates and/or a return to unfavorable economic conditions could adversely affect its business.

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

U.S. Government and Agency Securities. The Company may invest in debt securities issued or guaranteed by certain U.S. government agencies, instrumentalities and sponsored enterprises. Some U.S. government securities, such as Treasury bills, notes and bonds and mortgage-backed securities guaranteed by Ginnie Mae, are supported by the full faith and credit of the U.S.; others are supported by the right of the issuer to borrow from the U.S. Treasury; others are supported by the discretionary authority of the U.S. government to purchase the agency’s obligations; and still others are supported only by the credit of the instrumentality. Although U.S. government-sponsored enterprises, such as Fannie Mae and Freddie Mac, may be chartered or sponsored by Congress, they are not funded by Congressional appropriations, and their securities are not issued by the U.S. Treasury or supported by the full faith and credit of the U.S. government and involve increased credit risks. In addition, certain governmental entities have been subject to regulatory scrutiny regarding their accounting policies and practices and other concerns that may result in legislation, changes in regulatory oversight and/or other consequences that could adversely affect the credit quality, availability or investment character of securities issued by these entities.

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

We rely on the Adviser’s enterprise-wide cybersecurity program to protect our information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. The Adviser considers such cybersecurity threats as part of its broader risk management framework, and its cybersecurity program is designed to, among other things, protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser collaborates with third-party subject-matter experts, as necessary, to identify and assess material cybersecurity threat risks and evaluate and test its cybersecurity protections, including through continuous network and endpoint monitoring, employee anti-phishing training, vulnerability assessments, and penetration testing to inform the Adviser’s risk identification and assessment. The Adviser also performs due diligence reviews on third parties that have access to our systems, data, or facilities that house such systems or data and continually monitors cybersecurity threat risks identified through such diligence.

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

Material Impact of Cybersecurity Risks

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “Risks Related to Electronic Communications/Cybersecurity Risk” under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Item 2. Properties

Our executive offices are located at 500 Park Avenue, New York, New York 10022 and are provided by SLR in accordance with the terms of the Investment Management Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings

Neither we nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Units were only permitted to be sold (i) in the U.S. only to U.S. persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) outside the U.S. in accordance with Regulation S under the Securities Act. There is no public market for our Units, and none is expected to develop. For this reason, the Company is not providing the performance graph required by Item 201(e) of Regulation S-K.

Because Units have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our written consent is granted and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). We do not anticipate consenting to sales, transfers or assignments of Units. Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made without our written consent.

Holders

As of February 21, 2025, there was 1 holder of record of our Units.

Recent Sales of Unregistered Securities

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Issuer Repurchases of Equity Securities

None.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and, accordingly, distributed to Unitholders.

We cannot assure Unitholders that they will receive any distributions at a particular level.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update any forward-looking statements.

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

SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael S. Gross and Bruce Spohler, who also oversee the Adviser’s investment committee. Pursuant to the Investment Management Agreement, the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which the Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company intends to invest a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest with other vehicles managed by the Adviser. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions, and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by the

Adviser will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company's investments in portfolio companies are referred to herein as “Portfolio Investments”.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which included organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company. The Adviser or Administrative Coordinator (or such affiliate) has been reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $0.5 million. Accordingly, $0.3 million of offering expenses were charged to capital and $0.1 million of organizational costs were expensed in 2019.

Macroeconomic Environment

Credit markets were highly competitive in 2024 with lower interest rates. The U.S. economy continued to grow during the year amidst declining inflationary pressures. The year ended with an expectation for further interest rate cuts and uncertainties around a new U.S. government and potential impacts to the economy.

Portfolio and Investment Activity

During the year ended December 31, 2024, we invested approximately $21.1 million across 10 portfolio companies. This compares to investing approximately $111.3 million across 29 portfolio companies for the year ended December 31, 2023. Investments sold or prepaid during the year ended December 31, 2024 totaled approximately $125.9 million versus approximately $220.6 million for the year ended December 31, 2023.

At December 31, 2024, our portfolio consisted of 33 portfolio companies and was invested 93.2% in senior secured loans, 3.2% in preferred equity and 3.6% in common equity/equity interests/warrants, in each case, measured at fair value versus 44 portfolio companies invested 96.7% in senior secured loans and 3.3% in common equity/equity interests/warrants, in each case, measured at fair value, at December 31, 2023.

At December 31, 2024, 96.6% of our income producing investment portfolio was floating rate and 3.4% was fixed rate, measured at fair value. At December 31, 2023, 96.4% of our income producing investment portfolio was floating rate and 3.6% was fixed rate, measured at fair value.

The investment period of the Company ended on December 31, 2022.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies. Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

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

The Company conducts the valuation of its assets, pursuant to which the Company’s NAV is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our Unitholders. As of December 31, 2024, the Company held $167.0 million of senior securities, for an asset coverage ratio of 212.2%.

Taxation as a Regulated Investment Company

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

Results of Operations

Results are shown for the fiscal years ended December 31, 2024 and December 31, 2023. Results for the fiscal year ended December 31, 2022 can be found in Item 7 of the Company’s annual report on Form 10-K filed on February 27, 2024, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2024 and 2023, gross investment income totaled $47.0 million and $61.0 million, respectively. The comparative decrease in gross investment income is due to a reduction in the size of the income-producing portfolio as the Company is no longer in its investment period.

Expenses

Expenses totaled $23.0 million and $32.4 million, respectively, for the fiscal years ended December 31, 2024 and 2023, of which $7.5 million and $8.2 million, respectively, were management, incentive and administration fees and $14.7 million and $23.1 million, respectively, were interest and other credit facility expenses. Other general and administrative expenses totaled $0.9 million and $1.1 million, respectively, for the fiscal years ended December 31, 2024 and 2023. Expenses generally consisted of management fees, administration fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consisted of interest, unused fees, agency fees and financing costs, if any, among others. The comparative increase in expenses was generally due to lower interest expense from deleveraging, as the Company is no longer in its investment period.

Net Investment Income

The Company’s net investment income totaled $24.0 million and $28.6 million, or $0.98 and $1.16 per average unit, respectively, for the fiscal years ended December 31, 2024 and 2023.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $126 million and $221 million, respectively, for the fiscal years ended December 31, 2024 and 2023. Net realized gains over the same period totaled $0.09 million and $0.08 million, respectively. Realized gains for both periods were related to the sale of selected assets.

Net Change in Unrealized Loss

For the fiscal years ended December 31, 2024 and 2023, net change in unrealized loss on the Company’s investments totaled $3.5 million and $9.0 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2024 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC, RQM+ Corp. and TAUC Management, LLC, among others, partially offset by appreciation on our investments in Veronica Holdings, LLC, Outset Medical, Inc. and Peter C. Foy & Associates Insurance Services, LLC, among others. Net unrealized loss for the fiscal year ended December 31, 2023 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC, TAUC Management, LLC and Peter C. Foy & Associates Insurance Services, LLC, among others, partially offset by the reversal of previously recorded unrealized depreciation on our investments in World Insurance Associates, LLC and appreciation on our investments in iCIMS, Inc. and Pinnacle Treatment Centers, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal years ended December 31, 2024 and 2023, the Company had a net increase in unitholders’ capital resulting from operations of $20.6 million and $19.6 million, respectively. For the same periods, income per average unit was $0.84 and $0.80, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to December 31, 2024, on a net basis, the Company sold and issued 18,532,519 Units at an average price of $10.48 per Unit, for net proceeds of $194.3 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $131.7 million at December 31, 2024.

Redemption of Units

During the fiscal year ended December 31, 2024, we redeemed 8,178,256 Units for an aggregate dollar amount of approximately $83.5 million.

Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility was SOFR plus 2.70% with no floor requirement and the current final maturity date was August 15, 2024. Maximum commitments were $261.4 million. On August 2, 2024, the Company repaid the SPV Facility in full.

Revolving credit facility due December 2025 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated December 27, 2024, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.75%. and a maturity date of December 31, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were no borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and the SPV established the DB Facility with Deutsche Bank AG, New York Branch as lender. The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV.
Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $167.0 million of borrowings outstanding under the DB Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of

Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents at December 31, 2024.

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

A summary of our significant contractual payment obligations for our outstanding credit facilities is as follows as of December 31, 2024:

	Payments due by Period as of December 31, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$167.0	$—	$167.0	$—	$—

(1)
At December 31, 2024, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
(in millions)
RxSense Holdings, LLC	$1.5	$1.6
Foundation Consumer Brands, LLC	1.0	1.0
SunMed Group Holdings, LLC	0.5	0.5
TAUC Management, LLC	0.4	0.4
Transportation Insight, Inc.	0.2	—
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
iCIMS, Inc.	—	2.3
High Street Buyer, Inc.	—	1.9
Nexus Intermediate III, LLC (Vortex)	—	1.3
Kid Distro Holdings, LLC	—	1.1
GSM Acquisition Corp.	—	1.1
Basic Fun, Inc.	—	0.9
Ultimate Baked Goods Midco LLC	—	0.7
ENS Holdings III Corp. & ES Opco USA LLC	—	0.7
Kaseya, Inc.	—	0.6
Vessco Midco Holdings, LLC	—	0.4
Total Commitments	$3.8	$14.7

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to Unitholders.

Related Parties

We have entered into the Investment Management Agreement with the Adviser. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC which focuses on investing in senior secured loans, financing leases and, to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Mr. Kajee, our Chief Financial Officer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately six cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2024, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.06)	$0.06

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SCP Private Credit Income BDC LLC and subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, portfolio companies, agents or other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

February 25, 2025

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value:
Companies less than 5% owned (cost: $289,211 and $404,576, respectively)	$289,875	$406,610
Companies 5% to 25% owned (cost: $36,026 and $21,187, respectively)	26,680	13,958
Cash	39,386	42,263
Interest receivable	3,413	3,290
Receivable for investments sold	14	40
Prepaid expenses	15	21
Total assets	$359,383	$466,182
Liabilities
Debt ($167,000 and $170,800 face amounts, respectively, reported net of unamortized debt issuance costs of $849 and $683, respectively. See note 5)	$166,151	$170,117
Distributions payable	—	15,152
Management fee payable (see note 3)	733	4,288
Incentive fee payable (see note 3)	3,748	4,449
Administration fee payable (see note 3)	69	95
Interest payable (see note 5)	994	3,400
Payable for investments purchased	15	—
Other liabilities and accrued expenses	278	380
Total liabilities	$171,988	$197,881
Commitments and contingencies (see note 6)
Unitholders' Capital
Common Unitholders' capital (18,532,519 and 26,710,775 units, respectively, issued and outstanding. See note 2(f))	193,933	277,433
Accumulated distributable net loss (see note 2(f))	(6,538)	(9,132)
Total unitholders’ capital	$187,395	$268,301
Total liabilities and unitholders’ capital	$359,383	$466,182
Net asset value per unit	$10.11	$10.04

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	Year ended December 31,
	2024	2023	2022
Investment Income:
Interest:
Companies less than 5% owned	$45,822	$60,150	$44,812
Companies 5% to 25% owned	170	148	—
Dividends:
Companies 5% to 25% owned	294	—	—
Other income:
Companies less than 5% owned	718	666	371
Companies 5% to 25% ownerd	—	23	—
Total investment income	47,004	60,987	45,183
Expenses:
Management fees (see note 3)	$3,537	$4,288	$3,779
Incentive fees (see note 3)	3,631	3,464	3,601
Administration fees (see note 3)	310	411	391
Interest and other credit facility expenses (see note 5)	14,707	23,132	16,287
Other general and administrative expenses	850	1,124	875
Total expenses	23,035	32,419	24,933
Net investment income	$23,969	$28,568	$20,250
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain on companies less than 5% owned and cash equivalents	$95	$80	$—
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(1,369)	(8,565)	156
Companies 5% to 25% owned	(2,118)	(455)	—
Net change in unrealized gain (loss) on investments	(3,487)	(9,020)	156
Net realized and unrealized gain (loss) on investments and cash equivalents	(3,392)	(8,940)	156
Net Increase in Unitholders’ Capital Resulting From Operations	$20,577	$19,628	$20,406
Net Income Per Unit	$0.84	$0.80	$1.12

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31,
	2024	2023	2022
Increase (decrease) in unitholders' capital resulting from operations:
Net investment income	$23,969	$28,568	$20,250
Net realized gain	95	80	—
Net change in unrealized gain (loss)	(3,487)	(9,020)	156
Net increase in unitholders' capital resulting from operations	20,577	19,628	20,406
Distributions to unitholders (see note 9(a)):
From distributable earnings	(17,983)	(28,881)	(20,265)
Net distributions to Unitholders	(17,983)	(28,881)	(20,265)
Increase in unitholders' capital resulting from capital activity (see note 7):
Contributions	—	81,300	20,000
Redemptions	(83,500)	—	—
Net increase (decrease) in unitholders' capital resulting from capital activity	(83,500)	81,300	20,000
Total increase (decrease) in unitholders' capital	(80,906)	72,047	20,141
Unitholders' capital, beginning of year	268,301	196,254	176,113
Unitholders' capital, end of year	$187,395	$268,301	$196,254
Capital unit activity (see note 7):
Units issued	—	7,718,212	1,855,288
Units redeemed	(8,178,256)	—	—
Net increase (decrease) from capital unit activity	(8,178,256)	7,718,212	1,855,288

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase in unitholders' capital resulting from operations	$20,577	$19,628	$20,406
Adjustments to reconcile net increase in unitholders' capital resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	(95)	(80)	—
Net change in unrealized (gain) loss on investments	3,487	9,020	(156)
Deferred financing costs amortization	812	1,518	1,720
Net accretion of discount on investments	(1,983)	(3,133)	(2,270)
(Increase) decrease in operating assets:
Purchase of investments	(11,491)	(111,306)	(185,257)
Proceeds from disposition of investments	115,224	219,820	95,355
Capitalization of payment-in-kind income	(1,971)	(1,994)	(681)
Collections of payment-in-kind income	842	—	—
Receivable for investments sold	26	(40)	32
Interest receivable	(123)	357	(1,394)
Prepaid expenses	6	1	(4)
Increase (decrease) in operating liabilities:
Management fee payable	(3,555)	3,769	519
Incentive fee payable	(701)	424	1,276
Administration fee payable	(26)	(13)	29
Interest payable	(2,406)	(641)	2,440
Payable for investments purchased	15	—	—
Other liabilities and accrued expenses	(102)	(560)	45
Net Cash Provided by (Used in) Operating Activities	118,536	136,770	(67,940)
Cash Flows from Financing Activities:
Contributions from unitholders	—	81,300	20,000
Redemptions to unitholders	(83,500)	—	—
Cash distributions paid	(33,135)	(24,554)	(16,717)
Proceeds from borrowings	225,140	83,876	199,973
Repayments of borrowings	(229,918)	(251,826)	(129,800)
Net Cash Provided by (Used in) Financing Activities	(121,413)	(111,204)	73,456
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,877)	25,566	5,516
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,263	16,697	11,181
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,386	$42,263	$16,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,301	$23,773	$13,847
Non-cash exchange of investments	9,577	—	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 157.3%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705	1.00%	11.67%		12/24/2021	8/21/2028	$12,660	$12,582	$12,660
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600	1.00%	10.59%		9/1/2021	9/1/2026	5,113	5,075	5,113
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595	2.50%	10.47%		12/22/2021	8/1/2029	12,260	12,706	12,934
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	12.50%		2/23/2022	7/1/2028	6,035	6,123	6,110
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	9.59%		6/29/2021	6/11/2027	15,540	15,467	15,540
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525	0.75%	9.58%		6/29/2021	6/29/2028	12,418	12,294	12,418
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.72%		12/27/2022	1/1/2028	12,122	12,237	12,476
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	11.97%		12/29/2020	12/29/2025	9,501	9,424	9,501
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	10.09%		8/5/2021	7/30/2027	10,213	10,128	10,213
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	11.74%		1/4/2023	1/3/2029	10,174	9,948	10,174
Foundation Consumer Brands, LLC(2)	Personal Products	S+625	1.00%	10.89%		2/12/2021	2/12/2027	10,657	10,549	10,657
High Street Buyer, Inc. (2)	Insurance	S+525	0.75%	9.58%		4/16/2021	4/16/2028	11,853	11,716	11,853
Human Interest Inc.(2)	Internet Software & Services	S+735	1.00%	11.90%		6/30/2022	7/1/2027	13,598	13,544	13,598
iCIMS, Inc.(2)	Software	S+575(5)	0.75%	10.38%		8/18/2022	8/18/2028	14,580	14,418	14,580
Kaseya, Inc.(2)	Software	S+550	0.75%	10.09%	(6)	6/22/2022	6/23/2029	11,186	11,070	11,186
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	10.02%		12/20/2022	12/1/2027	1,818	1,840	1,846
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+475	0.75%	9.18%		12/13/2021	12/6/2027	5,321	5,271	5,321
Outset Medical, Inc.(2)	Health Care Equipment & Supplies	S+515	2.75%	9.67%		11/3/2022	11/1/2027	16,518	16,740	17,138
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+550	0.75%	9.83%		10/29/2021	11/1/2028	15,264	15,171	15,264
Plastic Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	9.43%		8/26/2021	8/18/2027	14,904	14,796	14,904
RQM+ Corp.(2)	Life Sciences Tools & Services	S+675(13)	1.00%	11.34%		8/20/2021	8/12/2029	15,366	15,281	14,751
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	9.69%		3/17/2020	3/13/2026	14,336	14,277	14,336
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+525	1.00%	9.58%		6/3/2022	7/27/2026	4,430	4,408	4,430
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	10.19%		6/16/2021	6/16/2028	7,526	7,453	7,526
TAUC Management, LLC(2)	Health Care Providers & Services	S+700(7)	1.00%	11.48%		2/12/2021	2/12/2027	9,147	9,093	8,233
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	10.48%		12/8/2021	12/31/2026	11,868	11,803	11,630
Transportation Insight, LLC(2)	Road & Rail	S+550(12)	1.00%	9.93%		10/27/2021	6/18/2027	5,763	5,718	5,417
Vapotherm, Inc.(9)	Health Care Equipment & Supplies	S+600	4.50%	10.52%		2/18/2022	9/20/2027	4,828	4,969	4,993
Total Bank Debt/Senior Secured Loans									$294,101	$294,802

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 5.5%
Veronica Holdings, LLC (Vapotherm)(9)	Health Care Equipment & Supplies	9.00% PIK	9/20/2024	4,573,737	$9,753	$10,223
					$9,753	$10,223
Common Equity/Equity Interests/Warrants — 6.1%
Assertio Holdings, Inc. Common Stock†(11)	Pharmaceuticals		7/31/2023	4,230	$17	$4
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/28/2019	56,483	27	9
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/20/2022	15,858	12	11
Senseonics Holdings, Inc Common Stock†(4)(11)	Health Care Equipment & Supplies		7/25/2019	79,501	23	42
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail		6/16/2023	-	21,187	11,240
Veronica Holdings, LLC†(9)	Health Care Equipment & Supplies		9/20/2024	102,711	117	224
Total Common Equity/Equity Interests/Warrants					$21,383	$11,530
Total Investments(10) — 168.9%					$325,237	$316,555
Liabilities in Excess of Other Assets - (68.9%)						(129,160)
Net Assets — 100.0%						$187,395

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2024.
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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in the portfolio represented 8.0% of the total assets of the Company.
(5)
Certain tranches have a spread of S+575 and certain tranches have a spread of S+625.
(6)
Kaseya, Inc. may elect to defer up to 2.50% of the coupon as PIK.
(7)
Spread is S+600 Cash / 1.00% PIK.
(8)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(9)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2024	Interest/ Dividend Income
SLR-AMI Topco Blocker, LLC	$13,958	$—	$—	$—	$(2,718)	$11,240	$0
Vapotherm, Inc.	—	4,947	—	—	24	4,993	170
Veronica Holdings, LLC (Preferred Equity)	—	9,712	—	—	470	10,223	294
Veronica Holdings, LLC (Common Equity)	—	118	—	—	106	224	0
	$13,958	$14,777	$—	$—	$(2,118)	$26,680	$464

(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $10,650; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $3,465 and $14,115, respectively, based on a tax cost of $327,205. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(11)
Denotes a Level 1 investment.
(12)
Spread is S+450 Cash / 1.00% PIK.
(13)
Spread is S+200 Cash / 4.75% PIK.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2024
Health Care Providers & Services	16.8%
Health Care Equipment & Supplies	13.3%
Insurance	8.6%
Diversified Consumer Services	8.5%
Software	8.1%
Pharmaceuticals	6.0%
Trading Companies & Distributors	5.3%
Life Sciences Tools & Services	4.7%
Internet Software & Services	4.3%
Diversified Financial Services	4.0%
Biotechnology	3.9%
Internet & Catalog Retail	3.5%
Personal Products	3.4%
Building Products	3.2%
Capital Markets	3.0%
Road and Rail	1.7%
Professional Services	1.7%
Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 151.5%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705	1.00%	12.52%		12/24/2021	8/21/2028	$12,660	$12,469	$12,407
Alimera Sciences, Inc.(2)	Pharmaceuticals	S+515	4.60%	10.50%		12/31/2019	5/1/2028	5,893	5,934	6,080
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600	1.00%	11.61%		9/1/2021	9/1/2026	5,165	5,107	5,165
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	24,520	25,044	25,011
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	6,035	6,080	6,224
Basic Fun, Inc.(2)	Specialty Retail	S+650	1.00%	12.14%		10/30/2020	7/2/2024	960	958	960
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	10.61%		6/29/2021	6/11/2027	15,701	15,599	15,701
BridgeBio Pharma, Inc. (2)(4)	Biotechnology	—	—	9.00%	(5)	11/17/2021	11/17/2026	14,691	14,683	14,728
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+575	0.75%	11.22%		6/29/2021	6/29/2028	12,545	12,391	12,545
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	12,122	12,158	12,122
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	12.44%		12/29/2020	12/29/2025	9,062	8,922	9,062
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	S+475	1.00%	10.20%		12/31/2019	12/31/2025	6,967	6,916	6,967
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	10.21%		8/5/2021	7/30/2027	10,797	10,676	10,797
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	11.97%		1/4/2023	1/3/2029	10,278	10,007	10,278
Foundation Consumer Brands, LLC(2)	Personal Products	S+625	1.00%	11.79%		2/12/2021	2/12/2027	11,367	11,202	11,367
Glooko, Inc.(2)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	1,769	1,792	1,849
GSM Acquisition Corp. (2)	Leisure Equipment & Products	S+500	1.00%	10.47%		4/20/2021	11/16/2026	13,928	13,846	13,928
High Street Buyer, Inc. (2)	Insurance	S+575	0.75%	11.00%		4/16/2021	4/16/2028	11,976	11,803	11,976
Human Interest Inc.(2)	Internet Software & Services	S+785	1.00%	13.19%		6/30/2022	7/1/2027	13,598	13,422	13,598
iCIMS, Inc.(2)	Software	S+725	0.75%	12.62%	(6)	8/18/2022	8/18/2028	14,195	13,996	14,195
Kaseya, Inc.(2)	Software	S+600	0.75%	11.38%	(11)	6/22/2022	6/23/2029	11,100	10,963	11,100
Kid Distro Holdings, LLC (Distro Kid)(2)	Software	S+550	1.00%	11.00%		9/24/2021	10/1/2027	12,330	12,164	12,330
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	1,212	1,215	1,224
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	S+565	3.95%	11.00%		3/2/2020	3/29/2028	5,238	5,259	5,238
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+550	0.75%	11.36%		12/13/2021	12/6/2027	5,381	5,315	5,381
Orthopedic Care Partners Management, LLC(2)	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	6,368	6,354	6,368
Outset Medical, Inc.(2)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	16,518	16,546	16,560
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+600	0.75%	11.47%		10/29/2021	11/1/2028	15,422	15,307	15,113
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	S+650	1.00%	11.95%		1/22/2020	1/2/2026	8,254	8,180	8,254
Plastic Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	10.45%		8/26/2021	8/18/2027	15,058	14,912	15,058
RQM+ Corp.(2)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	15,522	15,388	15,522
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	10.48%		3/17/2020	3/13/2026	14,486	14,380	14,486
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+625	1.00%	11.86%		6/3/2022	1/27/2026	4,475	4,443	4,475
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	10.96%		6/16/2021	6/16/2028	7,604	7,512	7,604
TAUC Management, LLC(2)	Health Care Providers & Services	P+450	1.00%	13.00%		2/12/2021	2/12/2027	9,003	8,925	8,373
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	11.50%		12/8/2021	12/31/2026	12,331	12,233	12,331
Transportation Insight, LLC(2)	Road & Rail	S+450	1.00%	9.98%		10/27/2021	12/18/2024	6,021	5,984	5,780
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	S+625	1.00%	11.71%		8/12/2021	8/13/2027	7,554	7,430	7,479
Vapotherm, Inc.(2)	Health Care Equipment & Supplies	S+930	1.00%	14.75%	(7)	2/18/2022	2/1/2027	13,196	13,401	13,394
Vessco Midco Holdings, LLC(2)	Water Utilities	S+450	1.00%	9.96%		9/3/2021	11/2/2026	5,513	5,471	5,513
Total Bank Debt/Senior Secured Loans									$404,387	$406,543

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 5.3%
Assertio Holdings, Inc. Common Stock†(12)	Pharmaceuticals	7/31/2023	4,230	$17	$5
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals	6/28/2019	56,483	27	9
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies	12/20/2022	10,572	8	7
Senseonics Holdings, Inc Common Stock†(4)(12)	Health Care Equipment & Supplies	7/25/2019	79,501	23	45
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail	6/16/2023	-	21,187	13,958
Vapotherm, Inc.†	Health Care Equipment & Supplies	2/18/2022	27,426	114	1
Total Common Equity/Equity Interests/Warrants				$21,376	$14,025
Total Investments(10) — 156.8%				$425,763	$420,568
Liabilities in Excess of Other Assets - (56.8%)					(152,267)
Net Assets — 100.0%					$268,301
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
(9)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the period June 16, 2023 (date at which the Company became an Affiliated Person) through December 31, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at June 16, 2023	Gross Additions		Gross Reductions		Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023	Interest/Dividend Income
Oldco AI, LLC (f/k/a Amerimark)	$8,243	—		$(15,016)	[a]	$—	$6,773	$—	$—
Oldco AI, LLC (f/k/a Amerimark)	—	1,110		(1,110)		—	—	—	171
SLR-AMI Topco Blocker, LLC	6,170	15,016	[a]	—		—	(7,228)	13,958	—
	$14,413	$16,126		$(16,126)		$—	$(455)	$13,958	$171

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 units, at an aggregate purchase price of $28,000 ($10.00 per unit), occurred and the Company commenced operations. As of December 31, 2024, $194,300 of capital commitments were drawn and $131,700 were unfunded.

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

The offering period of the Company ended on April 5, 2019 (the “Offering Period”). The investment period of the Company ended on December 31, 2022. The term of the Company will be six years from the end of the Offering Period unless the Company is liquidated earlier as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors of the Company (the “Board”) for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in the LLC Agreement. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

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

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for the fair presentation of financial statements have been included.

The significant accounting policies consistently followed by the Company are:

(a)
Investment transactions are accounted for on the trade date.
(b)
In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

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
a.
the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Company's investment adviser, SLR Capital Partners, LLC (the “Adviser” or “SLR”), responsible for the Portfolio Investment;
b.
preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;
c.
the audit committee of the Board reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and
d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee and third party valuation specialist, if any, which may from time to time be engaged by the Board.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2024, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.
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
(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, at December 31, 2024, there were no reclassifications on our balance sheet between accumulated distributable earnings (loss) and common Unitholders’ capital. Total earnings and net asset value are not affected.
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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

The Company has entered into an investment management agreement with the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”) pursuant to which it will pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Company will pay the Adviser a fee for investment advisory and management services consisting of two components: a base management fee and an incentive fee. The Company will also pay the Adviser (in its capacity as Administrative Coordinator, defined herein) an administration fee for administrative and coordination services. The cost of the base management fee, the incentive fee and the administration fee will be borne by the Unitholders.

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Incentive Fee

The Company will make distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, warrant gains, prepayment fees and exit fees, other than Disposition Proceeds. The Adviser will apportion each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds. Amounts of Investment Proceeds apportioned to Unitholders will be divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

(i) Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as an incentive fee (the “Incentive Fee”), on the other hand, in the following amounts and order of priority:

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

(B) Adviser Catch Up to 15%. Second, 80% of all remaining Current Proceeds paid to the Adviser as an Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) equal to 15% of the total amounts distributed to Unitholders and paid to the Adviser pursuant to clause (A) above and this clause (B) and pursuant to clause (i)(B) and clause (i)(C); and

(C) 85%/15% Units. Thereafter, 85% to Unitholders and 15% paid to the Adviser as an Incentive Fee.

In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceed 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred $3,537, $4,288 and $3,779, respectively, in Management Fees, $310, $411 and $391, respectively, in Administration Fees and $3,631, $3,464 and $3,601, respectively in Incentive Fees.

Payment of Expenses under the Investment Management Agreement

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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
(xv)
all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K));
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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2024 and December 31, 2023:

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$294,802	$294,802
Preferred Equity	—	—	10,223	10,223
Common Equity/Equity Interests/Warrants	46	—	11,484	11,530
Total Investments	$46	$—	$316,509	$316,555

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2024, the fair value of the DB Facility and the Subscription Facility (each as defined below) would be $167,000 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$406,543	$406,543
Common Equity/Equity Interests/Warrants	50	—	13,975	14,025
Total Investments	$50	$—	$420,518	$420,568

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility (as defined below) and the Subscription Facility would be $170,800 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2024:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2023	$406,543	$—	$13,975	$420,518
Total gains or losses included in earnings:
Net realized gain	71	—	—	71
Net change in unrealized gain (loss)	(1,454)	470	(2,498)	(3,482)
Purchase of investment securities*	15,144	9,753	125	25,022
Proceeds from dispositions of investment securities	(125,502)	—	(118)	(125,620)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, December 31, 2024	$294,802	$10,223	$11,484	$316,509
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(1,278)	$470	$(2,498)	$(3,306)

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$294,802	Income Approach	Market Yield	9.2% - 17.4% (11.4%)
Preferred Equity	Asset	$10,223	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$20	Market Approach	Volatility	22.9% - 22.9% (22.9%)
		$224	Transaction Price*	N/A	N/A
		$11,240	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$406,543	Income Approach	Market Yield	10.0% - 17.6% (12.2%)
Common Equity/Equity Interests/Warrants	Asset	$17	Market Approach	Volatility	18.9% - 18.9% (18.9%)
		$13,958	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

Note 5. Debt

Revolving credit facility due August 2024 (the “SPV Facility”)—On February 27, 2019, the Company, through its wholly-owned subsidiary, SCP Private Credit Income BDC SPV LLC (the “SPV”), entered into a $100,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. Effective with the latest amendment dated October 20, 2023, the stated interest rate on the SPV Facility was SOFR plus 2.70% with no floor requirement and the current final maturity date was August 15, 2024. Maximum commitments were $261,388. On August 2, 2024, the Company repaid the SPV Facility in full.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

Revolving credit facility due December 2025 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated December 27, 2024, the facility size is now $32,000 with a stated interest rate of SOFR plus 2.75%. and a maturity date of December 31, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were no borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and the SPV established the DB
Facility with Deutsche Bank AG, New York Branch as lender. The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV.
Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $167,000 of borrowings outstanding under the DB Facility.

The average annualized interest cost for borrowings for the year ended December 31, 2024 and the year ended December 31, 2023 was 7.88% and 8.08%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the year ended December 31, 2024 and the year ended December 31, 2023 was $226,118 and $338,126, respectively.

Note 6. Commitments and Contingencies

The Company has unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2024 and December 31, 2023 was $3,836 and $14,730, respectively, comprised of the following:

	December 31, 2024	December 31, 2023
RxSense Holdings, LLC	$1,558	$1,558
Foundation Consumer Brands, LLC	967	967
SunMed Group Holdings, LLC	515	515
TAUC Management, LLC	385	385
Transportation Insight, Inc.	237	—
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
iCIMS, Inc.	—	2,308
High Street Buyer, Inc.	—	1,890
Nexus Intermediate III, LLC (Vortex)	—	1,264
Kid Distro Holdings, LLC	—	1,121
GSM Acquisition Corp.	—	1,101
Basic Fun, Inc.	—	960
Ultimate Baked Goods Midco LLC	—	749
ENS Holdings III Corp. & ES Opco USA LLC	—	717
Kaseya, Inc.	—	625
Vessco Midco Holdings, LLC	—	396
Total Commitments	$3,836	$14,730

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Units at beginning of year	26,710,775	18,992,563
Units issued	—	7,718,212
Units redeemed	(8,178,256)	—
Units issued and outstanding at end of year	18,532,519	26,710,775

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020:

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Per Unit Data: (a)
Net asset value per unit, beginning of year	$10.04	$10.33	$10.28	$10.03	$10.03
Net investment income (loss)	0.98	1.16	1.11	0.79	0.65
Net realized and unrealized gain (loss)*	(0.18)	(0.28)	0.06	0.48	0.11
Net increase in Unitholders' capital resulting from operations	0.80	0.88	1.17	1.27	0.76
Offering costs	—	—	—	—	—
Distributions to Unitholders (see note 9(a)):
From distributable earnings	(0.73)	(1.15)	(1.12)	(1.02)	(0.76)
From return of capital	—	(0.02)	—	—	—
Net asset value per unit, end of year	$10.11	$10.04	$10.33	$10.28	$10.03
Total Return(b)	7.97%	8.52%	11.38%	12.66%	7.58%
Unitholders' capital, end of year	$187,395	$268,301	$196,254	$176,113	$96,142
Units outstanding, end of year	18,532,519	26,710,775	18,992,563	17,137,275	9,586,174
Ratios to average net assets of Unitholders' Capital:
Net investment income (loss)	9.57%	11.08%	10.48%	7.61%	6.35%
Operating expenses	3.32%	3.60%	4.47%	5.61%	2.96%
Interest and other credit facility expenses	5.87%	8.97%	8.43%	5.05%	4.18%
Total expenses	9.19%	12.57%	12.90%	10.66%	7.14%
Average debt outstanding	$172,454	$264,031	$301,447	$154,853	$64,742
Portfolio turnover ratio	5.6%	22.0%	19.6%	39.3%	32.8%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020 were 24,565,659, 24,633,290, 18,174,203, 11,759,898 and 8,695,917, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

(b)
Calculated as the change in net asset value (“NAV”) per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.

* Includes the impact of the different unit amounts used in calculating per unit data as a result of calculating certain per unit data based upon the weighted average units outstanding during the year and certain per unit data based on the units outstanding as of a year end.

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the fiscal years ended December 31, 2024, 2023 and 2022 were as follows(1):

	2024		2023		2022
Ordinary income	$16,996	94.5%	$28,464	98.6%	$19,841	97.9%
Capital gains	987	5.5%	—	0.0%	424	2.1%
Distributions recognized in subsequent year	—	0.0%	417	1.4%	—	0.0%
Total distributions	$17,983	100.0%	$28,881	100.0%	$20,265	100.0%

As of December 31, 2024, 2023 and 2022 the total accumulated earnings (loss) on a tax basis were as follows(1):

	2024	2023	2022
Undistributed ordinary income	$4,163	$—	$1,084
Undistributed long-term net capital gains	—	—	—
Total undistributed net earnings	4,163	—	1,084
Post-October capital losses	—	—	—
Capital loss carryforward	—	—	—
Other book/tax temporary differences	(51)	(474)	(63)
Net unrealized depreciation	(10,650)	(8,658)	(927)
Total tax accumulated earnings (loss)	$(6,538)	$(9,132)	$94

(1)
Tax information for the fiscal years ended December 31, 2024, 2023 and 2022 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of the Company’s knowledge, it did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did it have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s tax returns for federal tax years since 2021 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2024, 2023 and 2022, none of the ordinary distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2024, 2023 and 2022, 97.73%, 94.02% and 98.60%, respectively, of each of the ordinary distributions paid during the year represented interest-related dividends. For the fiscal years ended December 31, 2024, 2023 and 2022, 0.71%, 4.85% and 1.36%, respectively, of the distributions represent short-term capital gains dividends.

Note 10. Segment Reporting

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its co-CEOs as the CODM. The CODM reviews all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODM uses net asset value per unit to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that the Company believes require recognition or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2024.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to the Company’s directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors, director nominees, officers, or promoters of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity. The Company’s governing documents do not currently provide for the Company’s board members and executive officers to have a term of office.

Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and President of the Company and a managing member of the Adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of the Adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the Exchange Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes the Company, SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. Information regarding the Board is as follows:

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	63	Co-Chief Executive Officer, President and Director	2018
Bruce Spohler	64	Co-Chief Executive Officer, Chief Operating Officer and Director	2018
Independent Directors
Steven Hochberg	63	Director	2018
Leonard A. Potter	61	Director	2018
David S. Wachter	61	Director	2018

The address for each of our directors is c/o SCP Private Credit Income BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	45	Chief Financial Officer and Treasurer
Guy Talarico	69	Chief Compliance Officer and Secretary

Biographical Information

Interested Directors

Michael S. Gross has been the chairman of the Board since May 2018, President of the Company since June 2018, sole Chief Executive Officer of the Company from June 2018 to June 2019 and Co-Chief Executive Officer of the Company since June 2019. Mr. Gross has been the chairman of the board of directors of SLR Investment Corp. since December 2007, president of SLR Investment Corp. since November 2007, sole chief executive officer of SLR Investment Corp. from November 2007 to June 2019 and co-chief executive officer of SLR Investment Corp. since June 2019. Mr. Gross has been the chairman of the board of directors, co-chief executive officer and president of SLR HC BDC LLC since September 2020 and the chairman of the board of directors, co-chief executive officer and president of SLR Private Credit BDC II LLC since April 2022. Mr. Gross also currently serves as a managing member of SLR. Mr. Gross was previously the chairman of the board of directors and president of SLR Senior Investment Corp. from December 2010 to April 2022, sole chief executive officer of SLR Senior Investment Corp. from December 2010 to June 2019 and co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Gross also serves as the chairman of the board of directors of Global Ship Lease Inc. Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Gross’ intimate knowledge of the business and operations of SLR, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the Board valuable insight but also positions him well to continue to serve as the Chairman of our Board.

Bruce Spohler has been a director of the Company since May 2018, Chief Operating Officer of the Company since June 2018 and Co-Chief Executive Officer of the Company since June 2019. Mr. Spohler has been a director of SLR Investment Corp. since September 2009, the chief operating officer of SLR Investment Corp. since December 2007, and co-chief executive officer of SLR Investment Corp. since June 2019. Mr. Spohler has been the co-chief executive officer, chief operating officer and a director of SLR HC BDC LLC since September 2020 and the co-chief executive officer, chief operating officer and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Spohler also currently serves as a managing member of SLR. Mr. Spohler was previously the chief operating officer and a director of SLR Senior Investment Corp. from December 2010 to April 2022 and the co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR’s business and operations, gives the Board valuable industry-specific knowledge and experience on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since May 2018. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SLR HC BDC LLC since September 2020 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Hochberg previously served as the director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg is the co-founder and co-general partner of Triatomic Capital G.P. LLC, a technology focused venture capital firm, since 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early-stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is vice chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since May 2018. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SLR HC BDC LLC since September 2020 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Since 2011, Mr. Potter has served as the president and chief investment officer of Wildcat Capital Management, LLC. Mr. Potter has served as senior managing director of Vida Ventures I and II, each a biotech venture fund, since 2017. From 2002 to 2009, Mr. Potter was a managing director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of the private equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp. since 2011, and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.

David S. Wachter has been a director of the Company since May 2018. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SLR HC BDC LLC since September 2020 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Wachter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Wachter is a founding partner and managing partner of W Capital Partners, a private equity fund manager and wholyy owned subsidiary of AXA Investment Managers, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors

Shiraz Y. Kajee has been the Chief Financial Officer and Treasurer of the Company since April 2023. He has been the chief financial officer and treasurer of SLR Investment Corp. since April 2023, the chief financial officer and treasurer of SLR HC BDC LLC since April 2023 and the chief financial officer and treasurer of SLR Private Credit BDC II LLC since April 2023, and secretary of such entities, in addition to the Company, from April 2023 to November 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., a private equity firm, which also included serving as Chief Financial Officer and Treasurer of the following business development companies: New Mountain Finance Corporation since 2015, NMF SLF I, Inc. since 2019, New Mountain Guardian III BDC, L.L.C. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Kajee received both his Master of Science in Accounting and a Bachelor of Business Administration in Finance from Baruch College - City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee has also established guidelines and make recommendations to our Board regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Audit Committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The Audit Committee is composed of Steven Hochberg, David S. Wachter and Leonard A. Potter. Mr. Hochberg serves as Chairman of the Audit Committee. Our Board has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

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

Insider Trading Policy

The Company has adopted a joint code of ethics and insider trading policy in conjunction with the Adviser and SLR BDCs that the Company believes is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The joint code of ethics and insider trading policy governs the purchase, sale and/or other dispositions of the securities of the Adviser, the Company and the SLR BDCs and applies to (i) any partner, member, officer or director of the Adviser, the Company and the SLR BDCs, or other person occupying a similar status or performing similar function; (ii) any employee of the Adviser, the Company and the SLR BDCs; (iii) any U.S. consultant who has been contracted by the Adviser, the Company and the SLR BDCs for more than ninety (90) days; and (iv) any other person who provides advice on behalf of the Adviser, the Company and the SLR BDCs and is subject to the respective entity’s supervision and control.

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2023. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our affiliated officers receive direct compensation from the Company. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in the Adviser, are entitled to a portion of any profits earned by the Adviser, which includes any fees payable by us to the Adviser under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.

Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, are paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company.

Compensation of Directors

The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total Compensation from the Company	Total Compensation from the Fund Complex
Interested Directors
Michael S. Gross	—	—	—	—	—
Bruce Spohler	—	—	—	—	—
Independent Directors
Steven Hochberg	$25,000	—	—	$25,000	$202,000
David S. Wachter	$25,000	—	—	$25,000	$197,000
Leonard A. Potter	$25,000	—	—	$25,000	$197,000

(1)
No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each independent director $25,000 per year for serving as a director. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors or officers. As a result, the Company has not historically, and does not expect to, grant equity awards to its directors or officers.

Compensation Committee

The Company currently does not have a Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2024, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a compensation committee report for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 21, 2025, the beneficial ownership of each director and executive officer of the Company and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

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
(2)
Based on a total of 18,532,519 Units issued and outstanding as of February 21, 2025.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 21, 2025. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the Exchange Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes the Company, SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)	Dollar Range of Equity Securities Beneficially Owned in the Fund Complex (1)(2)(3)
Interested Directors
Michael S. Gross	—	Over $100,000
Bruce Spohler	—	Over $100,000
Independent Directors
Steven Hochberg	—	$10,001-$50,000
Leonard A. Potter	—	Over $100,000
David S. Wachter	—	Over $100,000

(1)
The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
(3)
The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the total dollar range of equity securities in SLR Investment Corp. beneficially owned by the directors, as no director has beneficial ownership of the Company, SLR HC BDC LLC or SLR Private Credit BDC II LLC. The dollar range of equity securities beneficially owned in SLR Investment Corp. is based on the closing price of SLR Investment Corp’s common stock of $17.65 on February 21, 2025 on the NASDAQ Global Select Market.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. Our Board, including a majority of the directors who are disinterested directors, most recently voted to approve the continuation of the Investment Management Agreement at a virtual meeting held on August 5, 2024 in reliance on certain exemptive relief provided by the SEC, such approval being effective as of September 1, 2024 and extending the term of the Investment Management Agreement to September 1, 2025, which was ratified at the Board’s next in-person meeting on November 5, 2024. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 90 days’ prior written notice.

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

Subject to the foregoing and applicable law, (i) the Adviser and its affiliates expect to invest for the accounts of clients in various securities or other instruments or investments that are senior, pari passu or junior to, or have interests different from or adverse to, the securities or other instruments or investments that are owned by the Company, (ii) the Adviser and its affiliates may engage in transactions that arrange for or provide financing or leverage for the Company’s investment program and/or investments, and the Company may pledge or sell assets (including pursuant to reverse repurchase agreements) to the Adviser and its affiliates in connection therewith and (iii) the Adviser and/or its affiliates expects to at certain times be simultaneously seeking to purchase (or sell) investments for the Company and to sell (or purchase) the same investment for accounts, funds or structured products for which it serves as asset manager now or in the future, or for its clients or affiliates, and to enter into cross trades (including similar transactions such as novations of derivatives transactions) in such circumstances, including with respect to securities or other assets that may be illiquid and difficult to value. In addition, the Adviser and its affiliates expect to buy securities and other investments from or sell securities and other investments to, the Company if permitted by and in accordance with applicable law. These other relationships may also result in securities laws restrictions on transactions in these instruments by the Company and otherwise create potential conflicts of interest for the Adviser.

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

In addition, the Company may be unable or limited in its ability to acquire Portfolio Investments or take certain actions with respect to Portfolio Investments (including taking “active” positions with respect to such Portfolio Investments) due to the Adviser’s duties to other clients or under applicable law (including the Advisers Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974)

or by the Adviser’s intention to avoid certain potential conflicts of interest or regulatory issues or obligations, and individual members of the investment team may be subject to similar constraints (or unable to participate in certain Company matters) due to similar considerations. Similarly, the Adviser may be required to take certain actions (including disposing of investments owned by the Company and/or other clients) due to such issues, obligations or potential conflicts. In order for the Adviser to adhere to its applicable fiduciary obligations as well as to address and/or mitigate conflicts of interest, it may not be possible or appropriate to make available resources of the Adviser that might be relevant to particular investment decisions by the investment professionals responsible for the Company’s investment program. Such restrictions could result in such investment professionals making investment or other decisions for the Company that are different from the decisions they would make if there were no such limits or restrictions.

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

The Adviser, the Administrative Coordinator and the Company’s custodian will from time to time act as investment advisers, administrators or custodians in relation to, or otherwise be involved with, other companies established by parties other than the Company. Such companies may have similar objectives to the Company. Should a conflict of interest arise, the Board will endeavor to ensure that it is resolved fairly, to the extent it is in a position to do so.

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

In the event any material, non-public information is disclosed to any person responsible for the affairs of the Company, the Company may be prohibited by applicable securities laws and the Company’s Joint Code of Ethics and Insider Trading Policy from acting upon any such information. Due to these restrictions, the Company may not be able to conclude a transaction that it otherwise might have concluded. In other cases, because of confidential or material non-public information acquired by SLR, the Company may also be prohibited from acquiring an investment that it otherwise might have acquired.

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

The Company and certain other funds managed by the Adviser or an affiliate may, but are not expected to hold certain investments and conduct certain activities through the same special purpose vehicles or other structures. The use of such common special purpose vehicles or other structures may give rise to various conflicts of interest; for example, the use of any such vehicle may make it more difficult to address specific considerations applicable to the Company than if separate vehicles were used. In addition, a level of discretion will be required with respect to each entity’s relative participation in any such vehicle, including adjustments intended to reflect the entities’ relative capital available for investment as of the conclusion of their respective offering periods.

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

Valuation. Subject to approval by the Board, the Adviser fair values securities, loans or other instruments for which market quotes are not readily available (or if extraordinary events occur after the last readily available quotation) and is subject to certain conflicts of interest in doing so. In particular, the Adviser may be incentivized to produce higher valuations in order to enhance Company performance, and/or due to the operation of the guideline.

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

Limitation on Liability of Directors; Indemnification and Advance of Expenses

Under the LLC Agreement, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which such director or officer might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. In addition, we have obtained liability insurance for our officers and directors.

Item 14. Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2024 and December 31, 2023, the Company incurred the following fees for services provided by KPMG LLP, including expenses:

Table below in thousands

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$185.0	$185.0
Audit-Related Fees	—	—
Tax Fees	26.5	19.3
All Other Fees	—	—
Total Fees:	$211.5	$204.3

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

Tax Services Fees: Tax services fees consist of fees for professional tax services. These services also include assistance regarding federal, state and local tax compliance.

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2024, the Audit Committee pre-approved 100% of the services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Formation(1)
3.2	Second Amended and Restated Limited Liability Company Agreement(2)
3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement(4)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(3)
10.1	Amended and Restated Investment Management Agreement with Solar Capital Partners, LLC(2)
10.2	Form of Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd., and Citibank, N.A.(1)
10.3	Form of Custodial Services Election Agreement by and between the Company and Citibank, N.A.(1)
10.4

Form of Loan Financing and Servicing Agreement, dated as of August 2, 2024, among SCP Private Credit Income BDC SPV LLC, as borrower, SCP Private Credit Income BDC LLC, as equityholder and servicer, each lender from time to time party thereto, the agents for each lender group from time to time parties thereto, as agent, Computershare Trust Company, N.A., as collateral agent and collateral custodian, and Deutsche Bank AG, New York Branch, as facility agent(7)

10.5

Form of Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC LLC, as borrower, East West Bank, as administrative agent and a lender, and each of the other lending institutions that become a lender thereunder, dated as of October 4, 2021(5)

10.6

Form of First Amendment to Amended and Restated Loan and Security Agreement, by and among SCP Private Credit Income BDC LLC, as borrower, East West Bank, as administrative agent and a lender, and each of the other lending institutions that become a lender thereunder, dated as of December 28, 2022(6)

14.1	Code of Business Conduct(8)
19.1	Joint Code of Ethics and Insider Trading Policy(8)
21.1	Subsidiaries of SCP Private Credit Income BDC LLC*
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55955) filed on August 24, 2018.
(2)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 20, 2020.
(3)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 24, 2021.
(4)	Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on June 28, 2021.
(5)	Previously filed as an exhibit to the Registrant’s report on Form 8-K filed on October 8, 2021.
(6)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 28, 2023.
(7)	Previously filed as an exhibit to the Registrant’s report on Form 10-Q filed on August 7, 2024.
(8)	Previously filed as an exhibit to the Registrant’s report on Form 10-Q filed on November 6, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP PRIVATE CREDIT INCOME BDC LLC

/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross	Bruce J. Spohler
Co-Chief Executive Officer, President, Chairman of the Board and Director	Co-Chief Executive Officer, Chief Operating Officer and Director
Date: February 25, 2025	Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 25, 2025	/s/ MICHAEL S. GROSS	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Michael S. Gross

February 25, 2025	/s/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 25, 2025	/s/ STEVEN HOCHBERG	Director
Steven Hochberg

February 25, 2025	/s/ DAVID S. WACHTER	Director
David S. Wachter

February 25, 2025	/s/ LEONARD A. POTTER	Director
Leonard A. Potter

February 25, 2025	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial Officer)
Shiraz Y. Kajee