Form 10-Q
period 2025-03-31
SCP Private Credit Income BDC LLC
filed 2025-05-07
CIK 1743415

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the registrant’s units. The issuer had 18,532,519 units outstanding as of May 5, 2025.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Companies less than 5% owned (cost: $250,501 and $289,211, respectively)	$250,382	$289,875
Companies 5% to 25% owned (cost: $36,816 and $36,026, respectively)	24,991	26,680
Cash	8,976	39,386
Cash equivalents (cost: $26,035 and $0, respectively)	26,035	—
Interest receivable	3,252	3,413
Receivable for investments sold	78	14
Prepaid expenses	71	15
Total assets	$313,785	$359,383
Liabilities
Debt ($128,000 and $167,000 face amounts, respectively, reported net of unamortized debt issuance costs of $776 and $849, respectively. See note 5)	$127,224	$166,151
Management fee payable (see note 3)	719	733
Incentive fee payable (see note 3)	1,290	3,748
Administration fee payable (see note 3)	63	69
Interest payable (see note 5)	838	994
Payable for investments purchased	58	15
Other liabilities and accrued expenses	187	278
Total liabilities	$130,379	$171,988
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (18,532,519 and 18,532,519 units, respectively, issued and outstanding)	193,933	193,933
Accumulated distributable net loss	(10,527)	(6,538)
Total unitholders’ capital	$183,406	$187,395
Total liabilities and unitholders’ capital	$313,785	$359,383
Net asset value per unit	$9.90	$10.11

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Investment Income:
Interest:
Companies less than 5% owned	$7,711	$12,806
Companies 5% to 25% owned	146	—
Dividends:
Companies less than 5% owned	273	—
Companies 5% to 25% owned	270	—
Other income:
Companies less than 5% owned	44	28
Total investment income	8,444	12,834
Expenses:
Management fees (see note 3)	$719	$1,036
Incentive fees (see note 3)	239	1,284
Administration fees (see note 3)	63	83
Interest and other credit facility expenses (see note 5)	2,610	3,570
Other general and administrative expenses	197	272
Total expenses	3,828	6,245
Net investment income	$4,616	$6,589
Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$—	$24
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(783)	663
Companies 5% to 25% owned	(2,479)	—
Net change in unrealized gain (loss) on investments	(3,262)	663
Net realized and unrealized gain (loss) on investments	(3,262)	687
Net Increase in Unitholders’ Capital Resulting From Operations	$1,354	$7,276
Net Income Per Unit	$0.07	$0.27

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$4,616	$6,589
Net realized gain	—	24
Net change in unrealized gain (loss)	(3,262)	663
Net increase in unitholders’ capital resulting from operations	1,354	7,276
Distributions to unitholders:
From distributable earnings	(4,616)	(5,000)
From return of capital	(727)	—
Net distributions to unitholders	(5,343)	(5,000)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—
Redemptions	—	—
Net increase (decrease) in unitholders’ capital resulting from capital activity	—	—
Total increase (decrease) in unitholders’ capital	(3,989)	2,276
Unitholders’ capital, beginning of period	187,395	268,301
Unitholders’ capital, end of period	$183,406	$270,577
Capital unit activity (see note 7):
Units issued	—	—
Units redeemed	—	—
Net increase (decrease) from capital unit activity	—	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$1,354	$7,276
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized gain on investments	—	(24)
Net change in unrealized (gain) loss on investments	3,262	(663)
Deferred financing costs amortization	100	241
Net accretion of discount on investments	(229)	(550)
(Increase) decrease in operating assets:
Purchase of investments	(738)	(1,136)
Proceeds from disposition of investments	39,146	17,730
Capitalization of payment-in-kind income	(494)	(598)
Collections of payment-in-kind income	235	—
Receivable for investments sold	(64)	—
Interest receivable	161	(406)
Prepaid expenses	(56)	(63)
Increase (decrease) in operating liabilities:
Management fee payable	(14)	(3,252)
Incentive fee payable	(2,458)	(3,048)
Administration fee payable	(6)	(12)
Interest payable	(156)	(220)
Payable for investments purchased	43	—
Other liabilities and accrued expenses	(91)	(25)
Net Cash Provided by Operating Activities	39,995	15,250
Cash Flows from Financing Activities:
Cash distributions paid	(5,343)	(20,152)
Proceeds from borrowings	3,973	—
Repayments of borrowings	(43,000)	(17,500)
Net Cash Used in Financing Activities	(44,370)	(37,652)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,375)	(22,402)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,386	42,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,011	$19,861
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,666	$3,790

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 139.2%
AMF Levered II, LLC(2)	Financial Services	S+705	1.00%	11.48%	12/2021	8/2028	$12,660	$12,587	$12,660
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+650(6)	1.00%	11.06%	9/2021	9/2026	5,024	4,993	5,024
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595	2.50%	10.27%	12/2021	8/2029	12,260	12,753	12,965
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	12.29%	2/2022	7/2028	6,035	6,138	6,111
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2021	6/2027	15,500	15,434	15,500
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525	0.75%	9.57%	6/2021	6/2028	12,386	12,270	12,386
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.52%	12/2022	1/2028	12,122	12,257	12,478
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	11.44%	12/2020	12/2025	9,501	9,443	9,501
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	9.19%	8/2021	7/2027	10,067	9,991	10,067
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2023	1/2029	10,148	9,934	10,148
High Street Buyer, Inc. (2)	Insurance	S+525	0.75%	9.55%	4/2021	4/2028	11,823	11,696	11,823
Human Interest Inc.(2)	Professional Services	S+735	1.00%	11.67%	6/2022	7/2027	13,598	13,575	13,598
iCIMS, Inc.(2)	Software	S+575(5)	0.75%	10.04%	8/2022	8/2028	14,580	14,426	14,580
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/2022	12/2027	1,667	1,695	1,700
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+475	0.75%	9.04%	12/2021	12/2027	5,306	5,260	5,306
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+550	0.75%	9.81%	10/2021	11/2028	15,225	15,138	15,225
Plastic Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2021	8/2027	14,865	14,767	14,865
RQM+ Corp.(2)	Life Sciences Tools & Services	S+675(13)	1.00%	11.31%	8/2021	8/2029	15,509	15,373	14,888
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	9.39%	3/2020	3/2026	14,298	14,251	14,298
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2022	7/2026	4,419	4,400	4,419
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	9.89%	6/2021	6/2028	7,507	7,439	7,507
TAUC Management, LLC(2)	Health Care Providers & Services	S+700(7)	1.00%	11.45%	2/2021	2/2027	8,870	8,822	7,983
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	10.45%	12/2021	12/2026	11,836	11,779	11,600
Transportation Insight, LLC(2)	Ground Transportation	S+550(12)	1.00%	9.90%	10/2021	6/2027	6,042	6,001	5,680
Vapotherm, Inc.(9)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	4,828	4,989	5,011
Total Bank Debt/Senior Secured Loans								$255,411	$255,323

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 5.7%
Veronica Holdings, LLC (Vapotherm)(9)	Health Care Equipment & Supplies	9.00% PIK	9/2024	4,573,737	$10,021	$10,453
					$10,021	$10,453
Common Equity/Equity Interests/Warrants — 5.2%
Assertio Holdings, Inc. Common Stock†(11)	Pharmaceuticals		7/2023	4,230	$17	$3
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/2019	56,483	27	6
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/2022	15,858	12	9
Senseonics Holdings, Inc Common Stock†(4)(11)	Health Care Equipment & Supplies		7/2019	79,501	23	52
SLR-AMI Topco Blocker, LLC†(8)(9)	Broadline Retail		6/2023	-	21,689	9,303
Veronica Holdings, LLC†(9)	Health Care Equipment & Supplies		9/2024	102,711	117	224
Total Common Equity/Equity Interests/Warrants					$21,885	$9,597
Total Investments(10) — 150.1%					$287,317	$275,373

Cash Equivalents — 14.2%
First American Treasury Obligations Fund	Government		1/2025	26,034,707	$26,035	$26,035

Total Investments & Cash Equivalents — 164.3%					$313,352	$301,408
Liabilities in Excess of Other Assets - (64.3%)						(118,002)
Net Assets — 100.0%						$183,406

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of March 31, 2025.
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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2025, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 9.1% of the total assets of the Company.

(5)
Certain tranches have a spread of S+575 and certain tranches have a spread of S+625.

(6)
Spread is S+600 Cash / 0.50% PIK.
(7)
Spread is S+600 Cash/1.00% PIK.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2025

(in thousands)

(8)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(9)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2025	Interest/ Dividend Income
SLR-AMI Topco Blocker, LLC	$11,240	$502	$—	$—	$(2,439)	$9,303	$—
Vapotherm, Inc.	4,993	—	—	—	(2)	5,011	146
Veronica Holdings, LLC (Preferred Equity)	10,223	230	—	—	(38)	10,453	270
Veronica Holdings, LLC (Common Equity)	224	—	—	—	—	224	—
	$26,680	$732	$—	$—	$(2,479)	$24,991	$416
(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $13,912; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $2,626 and $16,538, respectively, based on a tax cost of $289,285. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(11)
Denotes a Level 1 investment.
(12)
Spread is S+450 Cash / 1.00% PIK.
(13)
Spread is S+200 Cash / 4.75% PIK.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2025

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2025
Health Care Providers & Services	19.2%
Insurance	9.8%
Diversified Consumer Services	9.7%
Health Care Equipment & Supplies	9.1%
Pharmaceuticals	6.9%
Professional Services	6.9%
Trading Companies & Distributors	6.0%
Life Sciences Tools & Services	5.4%
Software	5.3%
Financial Services	4.6%
Biotechnology	4.5%
Building Products	3.7%
Capital Markets	3.4%
Broadline Retail	3.4%
Ground Transportation	2.1%
Total Investments	100.0%

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 157.3%
AMF Levered II, LLC(2)	Diversified Financial Services	S+705	1.00%	11.67%		12/2021	8/2028	$12,660	$12,582	$12,660
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+600	1.00%	10.59%		9/2021	9/2026	5,113	5,075	5,113
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595	2.50%	10.47%		12/2021	8/2029	12,260	12,706	12,934
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	12.50%		2/2022	7/2028	6,035	6,123	6,110
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	9.59%		6/2021	6/2027	15,540	15,467	15,540
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525	0.75%	9.58%		6/2021	6/2028	12,418	12,294	12,418
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.72%		12/2022	1/2028	12,122	12,237	12,476
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+700	1.00%	11.97%		12/2020	12/2025	9,501	9,424	9,501
Erie Construction Mid-west, LLC(2)	Building Products	S+475	1.00%	10.09%		8/2021	7/2027	10,213	10,128	10,213
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	11.74%		1/2023	1/2029	10,174	9,948	10,174
Foundation Consumer Brands, LLC(2)	Personal Products	S+625	1.00%	10.89%		2/2021	2/2027	10,657	10,549	10,657
High Street Buyer, Inc. (2)	Insurance	S+525	0.75%	9.58%		4/2021	4/2028	11,853	11,716	11,853
Human Interest Inc.(2)	Internet Software & Services	S+735	1.00%	11.90%		6/2022	7/2027	13,598	13,544	13,598
iCIMS, Inc.(2)	Software	S+575(5)	0.75%	10.38%		8/2022	8/2028	14,580	14,418	14,580
Kaseya, Inc.(2)	Software	S+550	0.75%	10.09%	(6)	6/2022	6/2029	11,186	11,070	11,186
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	10.02%		12/2022	12/2027	1,818	1,840	1,846
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+475	0.75%	9.18%		12/2021	12/2027	5,321	5,271	5,321
Outset Medical, Inc.(2)	Health Care Equipment & Supplies	S+515	2.75%	9.67%		11/2022	11/2027	16,518	16,740	17,138
Peter C. Foy & Associates Insurance Services, LLC(2)	Insurance	S+550	0.75%	9.83%		10/2021	11/2028	15,264	15,171	15,264
Plastic Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	9.43%		8/2021	8/2027	14,904	14,796	14,904
RQM+ Corp.(2)	Life Sciences Tools & Services	S+675(13)	1.00%	11.34%		8/2021	8/2029	15,366	15,281	14,751
RxSense Holdings LLC(2)	Diversified Consumer Services	S+500	1.00%	9.69%		3/2020	3/2026	14,336	14,277	14,336
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+525	1.00%	9.58%		6/2022	7/2026	4,430	4,408	4,430
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	10.19%		6/2021	6/2028	7,526	7,453	7,526
TAUC Management, LLC(2)	Health Care Providers & Services	S+700(7)	1.00%	11.48%		2/2021	2/2027	9,147	9,093	8,233
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	10.48%		12/2021	12/2026	11,868	11,803	11,630
Transportation Insight, LLC(2)	Road & Rail	S+550(12)	1.00%	9.93%		10/2021	6/2027	5,763	5,718	5,417
Vapotherm, Inc.(9)	Health Care Equipment & Supplies	S+600	4.50%	10.52%		2/2022	9/2027	4,828	4,969	4,993
Total Bank Debt/Senior Secured Loans									$294,101	$294,802

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry		Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 5.5%
Veronica Holdings, LLC (Vapotherm)(9)	Health Care Equipment & Supplies	9.00% PIK	9/2024	4,573,737	$9,753	$10,223
					$9,753	$10,223
Common Equity/Equity Interests/Warrants — 6.1%
Assertio Holdings, Inc. Common Stock†(11)	Pharmaceuticals		7/2023	4,230	$17	$4
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/2019	56,483	27	9
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/2022	15,858	12	11
Senseonics Holdings, Inc Common Stock†(4)(11)	Health Care Equipment & Supplies		7/2019	79,501	23	42
SLR-AMI Topco Blocker, LLC†(8)(9)	Internet & Catalog Retail		6/2023	-	21,187	11,240
Veronica Holdings, LLC†(9)	Health Care Equipment & Supplies		9/2024	102,711	117	224
Total Common Equity/Equity Interests/Warrants					$21,383	$11,530
Total Investments(10) — 168.9%					$325,237	$316,555
Liabilities in Excess of Other Assets - (68.9%)						(129,160)
Net Assets — 100.0%						$187,395

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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 8.0% of the total assets of the Company.
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

March 31, 2025

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit), occurred and the Company commenced operations. As of March 31, 2025, $194,300 of capital commitments were drawn and $131,700 were unfunded.

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

The offering period of the Company ended on April 5, 2019 (the “Offering Period”). The investment period of the Company ended on December 31, 2022. The term of the Company ended on April 5, 2025, and the Company will be dissolved and its affairs wound up within a reasonable time in accordance with the terms of the Limited Liability Company Agreement of the Company. The fiscal year end of the Company is December 31.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

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

March 31, 2025

(in thousands, except Unit and per Unit amounts)

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
c.
the audit committee of the Company’s Board of Directors (the “Board”) reviews the preliminary valuations of the Adviser and third-party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and
d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third-party valuation specialist, if any, which may from time to time be engaged by the Board.

The valuation principles set forth above may be modified from time to time without notice to unitholders of the Company (“Unitholders”), in whole or in part, as determined by the Board in its sole discretion.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2025, there has been

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except Unit and per Unit amounts)

no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2025

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

March 31, 2025

(in thousands, except Unit and per Unit amounts)

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

March 31, 2025

(in thousands, except Unit and per Unit amounts)

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

For the three months ended March 31, 2025, the Company incurred $719 in Management Fees, $63 in Administration Fees and $239 in incentive fees. For the three months ended March 31, 2024, the Company incurred $1,036 in Management Fees, $83 in Administration Fees and $1,284 in incentive fees.

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
(ii)
all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of the Company’s Unitholders, delivery costs and expenses in connection with reporting obligations and communications and compliance services;
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

March 31, 2025

(in thousands, except Unit and per Unit amounts)

(xiv)
all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;
(xv)
all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report on Form 10-Q);
(xvi)
any required regulatory filings and related legal fees;
(xvii)
all fees, costs, expenses and liabilities related to liquidating the Company;
(xviii)
transfer agent services; and
(xix)
any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

In addition, the aggregate amount of certain annual operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in clasuses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the Operating Expense Cap, calculated as follows: (A) if the Company has less than or equal to $400,000 in capital commitments, an amount equal to the sum of (x) the product of the capital commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in capital commitments, $2,250. Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder.

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

March 31, 2025

(in thousands, except Unit and per Unit amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024:

Fair Value Measurements

As of March 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$255,323	$255,323
Preferred Equity	—	—	10,453	10,453
Common Equity/Equity Interests/Warrants	55	—	9,542	9,597
Total Investments	$55	$—	$275,318	$275,373

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at March 31, 2025, the fair value of the DB Facility and the Subscription Facility (each as defined below) would be $128,000 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$294,802	$294,802
Preferred Equity	—	—	10,223	10,223
Common Equity/Equity Interests/Warrants	46	—	11,484	11,530
Total Investments	$46	$—	$316,509	$316,555

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at December 31, 2024, the fair value of the DB Facility and the Subscription Facility would be $167,000 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except Unit and per Unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2025:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2024	$294,802	$10,223	$11,484	$316,509
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(790)	(38)	(2,444)	(3,272)
Purchase of investment securities*	692	268	502	1,462
Proceeds from dispositions of investment securities	(39,381)	—	—	(39,381)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31, 2025	$255,323	$10,453	$9,542	$275,318
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(790)	$(38)	$(2,444)	$(3,272)

* Includes PIK capitalization and accretion of discount.

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

* Includes PIK capitalization and accretion of discount.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except Unit and per Unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2025	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$255,323	Income Approach	Market Yield	9.2% - 18.0% (11.4%)
Preferred Equity	Asset	$10,453	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$15	Market Approach	Volatility	17.5% - 17.5% (17.5%)
		$224	Transaction Price*	N/A	N/A
		$9,303	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

March 31, 2025

(in thousands, except Unit and per Unit amounts)

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

Note 5. Debt

Revolving credit facility due December 2025 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated December 27, 2024, the facility size is now $32,000 with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were no borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $128,000 of borrowings outstanding under the DB Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2025 and the year ended December 31, 2024 was 7.05% and 7.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2025 and the year ended December 31, 2024 was $167,000 and $226,118, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2025 and December 31, 2024 was $2,632 and $3,836, respectively, comprised of the following:

	March 31, 2025	December 31, 2024
RxSense Holdings, LLC	$1,558	$1,558
SunMed Group Holdings, LLC	515	515
TAUC Management, LLC	385	385
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
Foundation Consumer Brands, LLC	—	967
Transportation Insight, Inc.	—	237
Total Commitments	$2,632	$3,836

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except Unit and per Unit amounts)

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Units at beginning of period	18,532,519	26,710,775
Units issued	—	—
Units redeemed	—	—
Units issued and outstanding at end of period	18,532,519	26,710,775

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Per Share Data: (a)
Net asset value per Unit, beginning of period	$10.11	$10.04
Net investment income	0.25	0.25
Net realized and unrealized gain (loss)*	(0.17)	0.03
Net increase in Unitholders’ capital resulting from operations	0.08	0.28
Distributions to Unitholders:
From distributable earnings	(0.29)	(0.19)
Net asset value per Unit, end of period	$9.90	$10.13
Total Return (b)(c)	0.79%	2.79%
Unitholders’ capital, end of period	$183,406	$270,577
Units outstanding, end of period	18,532,519	26,710,775
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.46%	2.46%
Operating expenses	0.64%	1.00%
Interest and other credit facility expenses	1.40%	1.33%
Total expenses	2.04%	2.33%
Average debt outstanding	$142,522	$157,897
Portfolio turnover ratio	0.3%	0.3%

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except Unit and per Unit amounts)

(a)
Calculated using the average units outstanding method. Weighted average Units outstanding for the three months ended March 31, 2025 and March 31, 2024 were 18,532,519 and 26,710,775, respectively.
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

Note 9. Segment Reporting

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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
May 7, 2025

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
•
changes in U.S. tariff and import/export regulations;
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
•
any conflicts of interest posed by the structure of the management fee (the “Management Fee”) and incentive fee (the “Incentive Fee”) to be paid to the Adviser;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we invested $0.7 million across 2 portfolio companies. This compares to investing $1.1 million in 4 portfolio companies during the three months ended March 31, 2024. Investments sold or prepaid during the three months ended March 31, 2025 totaled $39.4 million versus $18.0 million for the three months ended March 31, 2024.

At March 31, 2025, our portfolio consisted of 30 portfolio companies and was invested 92.7% directly in senior secured loans, 3.8% in preferred equity and 3.5% in common equity/equity interests/warrants, versus 42 portfolio companies invested 96.5% directly in senior secured loans and 3.5% in common equity/equity interests/warrants at March 31, 2024, in each case measured at fair value.

At March 31, 2025 and March 31, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt a 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2025, the Company had $128.0 million of senior securities, for an asset coverage ratio of 243.3%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown below for the three months ended March 31, 2025 and March 31, 2024:

Investment Income

For the three months ended March 31, 2025 and March 31, 2024, gross investment income totaled $8.4 million and $12.8 million, respectively. The comparative decrease in gross investment income is due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $3.8 million and $6.2 million, respectively, for the three months ended March 31, 2025 and March 31, 2024, of which $1.0 million and $2.4 million, respectively, consisted of management, incentive and administration fees and $2.6 million and $3.5 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three months ended March 31, 2025 and March 31, 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense, management and incentive fees as the portfolio is repaid.

Net Investment Income

The Company’s net investment income totaled $4.6 million and $6.6 million, or $0.25 and $0.25 per average Unit, respectively, for the three months ended March 31, 2025 and March 31, 2024.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $39.4 million and $18.0 million, respectively, for the three months ended March 31, 2025 and March 31, 2024. Net realized gain over the same periods totaled $0 and $24 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2025 and March 31, 2024, net change in unrealized gain (loss) on the Company’s assets totaled $(3.3) million and $0.7 million, respectively. Net unrealized loss for the three months ended March 31, 2025 was primarily due to depreciation on our investment in SLR-AMI Topco Blocker, LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon exit of Outset Medical, Inc. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation on our investments in Arcutis Biotherapeutics, Inc., Peter C. Foy & Associates Insurance Services, LLC and Neuronetics, Inc., among others, partially offset by depreciation on our investments in TAUC Management, LLC, Outset Medical, Inc. and Transportation Insight, LLC, among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three months ended March 31, 2025 and March 31, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $1.4 million and $7.3 million, respectively. For the same period, income per average Unit was $0.07 and $0.27, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to March 31, 2025, on a net basis, the Company sold and issued 18,532,519 Units at an average price of $10.48 per Unit, for net proceeds of $194.3 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $131.7 million at March 31, 2025.

Debt

Revolving credit facility due December 2025 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated December 27, 2024, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were no borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $128.0 million of borrowings outstanding under the DB Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held no unsettled cash equivalents at March 31, 2025.

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

A summary of our significant contractual payment obligations is as follows as of March 31, 2025:

Payments due by Period as of March 31, 2025 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$128.0	$—	$128.0	$—	$—

(1)
At March 31, 2025, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
(in millions)
RxSense Holdings, LLC	$1.5	$1.5
SunMed Group Holdings, LLC	0.5	0.5
TAUC Management, LLC	0.4	0.4
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
Foundation Consumer Brands, LLC	—	1.0
Transportation Insight, Inc.	—	0.2
Total Commitments	$2.6	$3.8

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Related Parties

We have entered into the Investment Management Agreement with the Adviser. Mr. Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Bruce J. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Shiraz Y. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Adviser and Mr. Guy F. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser.

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and, to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East, health epidemics and pandemics and the U.S. government’s recent enactments and proposals to enact significant tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately six cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.06)	$0.06

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2025.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)