Form 10-Q
period 2025-09-30
SCP Private Credit Income BDC LLC
filed 2025-11-04
CIK 1743415

(82f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the registrant’s units. The issuer had 14,927,988 units outstanding as of October 31, 2025.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 (unaudited) and the three and nine months ended September 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2025 (unaudited) and the three and nine months ended September 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and the nine months ended September 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Companies less than 5% owned (cost: $209,619 and $289,211, respectively)	$207,765	$289,875
Companies 5% to 25% owned (cost: $37,981 and $36,026, respectively)	26,745	26,680
Cash	8,313	39,386
Cash equivalents (cost: $2,833 and $0, respectively)	2,833	—
Interest receivable	3,262	3,413
Receivable for investments sold	14	14
Prepaid expenses	32	15
Total assets	$248,964	$359,383
Liabilities
Debt ($102,243 and $167,000 face amounts, respectively, reported net of unamortized debt issuance costs of $636 and $849, respectively. See note 5)	$101,607	$166,151
Management fee payable (see note 3)	602	733
Incentive fee payable (see note 3)	2,292	3,748
Administration fee payable (see note 3)	42	69
Interest payable (see note 5)	613	994
Payable for investments purchased	237	15
Other liabilities and accrued expenses	170	278
Total liabilities	$105,563	$171,988
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (14,927,988 and 18,532,519 units, respectively, issued and outstanding)	158,933	193,933
Accumulated distributable net loss	(15,532)	(6,538)
Total unitholders’ capital	$143,401	$187,395
Total liabilities and unitholders’ capital	$248,964	$359,383
Net asset value per unit	$9.61	$10.11

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment Income:
Interest:
Companies less than 5% owned	$6,046	$11,956	$20,427	$36,760
Companies 5% to 25% owned	150	18	444	18
Dividends:
Companies less than 5% owned	115	—	717	—
Companies 5% to 25% owned	280	32	821	32
Other income:
Companies less than 5% owned	13	63	58	354
Total investment income	6,604	12,069	22,467	37,164
Expenses:
Management fees (see note 3)	$602	$733	$2,048	$2,805
Incentive fees (see note 3)	735	1,014	1,242	3,326
Administration fees (see note 3)	42	77	166	241
Interest and other credit facility expenses (see note 5)	2,105	4,188	6,971	11,217
Other general and administrative expenses	200	126	596	586
Total expenses	3,684	6,138	11,023	18,175
Net investment income	$2,920	$5,931	$11,444	$18,989
Realized and unrealized gain (loss) on investments:
Net realized gain on companies less than 5% owned	$—	$—	$—	$64
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(255)	(360)	(2,517)	(379)
Companies 5% to 25% owned	1,497	173	(1,891)	173
Net change in unrealized gain (loss) on investments	1,242	(187)	(4,408)	(206)
Net realized and unrealized gain (loss) on investments	1,242	(187)	(4,408)	(142)
Net Increase in Unitholders’ Capital Resulting From Operations	$4,162	$5,744	$7,036	$18,847
Net Income Per Unit	$0.27	$0.22	$0.40	$0.71

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$2,920	$5,931	$11,444	$18,989
Net realized gain	—	—	—	64
Net change in unrealized gain (loss)	1,242	(187)	(4,408)	(206)
Net increase in unitholders’ capital resulting from operations	4,162	5,744	7,036	18,847
Distributions to unitholders:
From distributable earnings	(2,920)	(7,640)	(11,444)	(12,640)
From return of capital	(2,423)	—	(4,586)	—
Net distributions to unitholders	(5,343)	(7,640)	(16,030)	(12,640)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	—
Redemptions	(35,000)	(83,500)	(35,000)	(83,500)
Net increase (decrease) in unitholders’ capital resulting from capital activity	(35,000)	(83,500)	(35,000)	(83,500)
Total decrease in unitholders’ capital	(36,181)	(85,396)	(43,994)	(77,293)
Unitholders’ capital, beginning of period	179,582	276,404	187,395	268,301
Unitholders’ capital, end of period	$143,401	$191,008	$143,401	$191,008
Capital unit activity (see note 7):
Units issued	—	—	—	—
Units redeemed	(3,604,531)	(8,178,256)	(3,604,531)	(8,178,256)
Net decrease from capital unit activity	(3,604,531)	(8,178,256)	(3,604,531)	(8,178,256)

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$7,036	$18,847
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized gain on investments	—	(64)
Net change in unrealized (gain) loss on investments	4,408	206
Deferred financing costs amortization	315	709
Net accretion of discount on investments	(834)	(1,606)
(Increase) decrease in operating assets:
Purchase of investments	(1,514)	(11,318)
Proceeds from disposition of investments	81,225	80,707
Capitalization of payment-in-kind income	(1,475)	(1,697)
Collections of payment-in-kind income	235	—
Receivable for investments sold	—	(56)
Interest receivable	151	(429)
Prepaid expenses	(17)	(17)
Increase (decrease) in operating liabilities:
Management fee payable	(131)	(3,555)
Incentive fee payable	(1,456)	(1,006)
Administration fee payable	(27)	(18)
Interest payable	(381)	(2,075)
Payable for investments purchased	222	56
Other liabilities and accrued expenses	(108)	(134)
Net Cash Provided by Operating Activities	87,649	78,550
Cash Flows from Financing Activities:
Repurchases from unitholders	(35,000)	(83,500)
Cash distributions paid	(16,030)	(27,792)
Proceeds from borrowings	18,898	225,246
Repayments of borrowings	(83,757)	(170,800)
Net Cash Used in Financing Activities	(115,889)	(56,846)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,240)	21,704
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,386	42,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,146	$63,967
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,037	$12,583
Non-cash purchase and disposition of investments	—	9,577

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 148.4%
AMF Levered II, LLC(2)	Financial Services	S+705	1.00%	11.39%	12/2021	8/2028	$12,660	$12,596	$12,660
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+650(6)	1.00%	10.76%	9/2021	9/2026	5,011	4,990	5,011
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595	2.50%	10.20%	12/2021	8/2029	12,260	12,849	13,425
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	12.23%	2/2022	7/2028	6,035	6,168	6,126
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	9.26%	6/2021	6/2027	15,460	15,408	14,687
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525	0.75%	9.41%	6/2021	6/2028	12,322	12,222	12,322
Cerapedics, Inc. (2)	Biotechnology	S+620	2.75%	10.45%	12/2022	1/2028	12,122	12,297	12,782
Enhanced Permanent Capital, LLC(2)(4)	Capital Markets	S+650	1.00%	10.94%	12/2020	6/2026	8,867	8,818	8,867
Fertility (ITC) Investment Holdco, LLC(2)	Health Care Providers & Services	S+650	1.00%	10.62%	1/2023	1/2029	10,097	9,907	10,097
High Street Buyer, Inc. (2)	Insurance	S+525	0.75%	9.25%	4/2021	4/2028	11,761	11,654	11,761
Human Interest Inc.(2)	Professional Services	S+625	1.00%	10.53%	6/2022	7/2027	13,598	13,638	13,598
iCIMS, Inc.(2)	Software	S+575(5)	0.75%	10.07%	8/2022	8/2028	14,580	14,446	14,580
Meditrina, Inc.(2)	Health Care Equipment & Supplies	S+550	3.45%	9.75%	12/2022	12/2027	1,364	1,407	1,464
Nexus Intermediate III, LLC (Vortex)(2)	Professional Services	S+475	0.75%	8.97%	12/2021	12/2027	5,276	5,238	5,276
Plastic Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	9.00%	8/2021	8/2027	14,788	14,710	14,788
RQM+ Corp.(2)	Life Sciences Tools & Services	S+675(13)	1.00%	11.01%	8/2021	8/2029	15,846	15,723	14,261
Southern Orthodontic Partners Management, LLC(2)	Health Care Providers & Services	S+550	1.00%	9.50%	6/2022	7/2026	4,396	4,384	4,396
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	9.91%	6/2021	6/2028	7,468	7,410	7,468
TAUC Management, LLC(2)	Health Care Providers & Services	S+700(7)	1.00%	11.15%	2/2021	2/2027	7,917	7,886	7,125
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	10.15%	12/2021	12/2026	11,774	11,733	11,539
Transportation Insight, LLC(2)	Ground Transportation	S+550(12)	1.00%	9.76%	10/2021	6/2027	6,088	6,056	5,479
Vapotherm, Inc.(9)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	4,828	5,029	5,030
Total Bank Debt/Senior Secured Loans								$214,569	$212,742

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 7.6%
Veronica Holdings, LLC (Vapotherm)(9)	Health Care Equipment & Supplies	9.00% PIK	9/2024	4,573,737	$10,575	$10,929
					$10,575	$10,929
Common Equity/Equity Interests/Warrants — 7.5%
Assertio Holdings, Inc. Common Stock†(11)	Pharmaceuticals		7/2023	4,230	$17	$4
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/2019	56,483	27	5
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/2022	15,858	12	9
Senseonics Holdings, Inc Common Stock†(4)(11)	Health Care Equipment & Supplies		7/2019	79,501	23	35
SLR-AMI Topco Blocker, LLC†(8)(9)	Broadline Retail		6/2023	-	22,260	10,562
Veronica Holdings, LLC†(9)	Health Care Equipment & Supplies		9/2024	102,711	117	224
Total Common Equity/Equity Interests/Warrants					$22,456	$10,839
Total Investments(10) — 163.5%					$247,600	$234,510

Cash Equivalents — 2.0%
First American Treasury Obligations Fund	Government		1/2025	2,832,738	$2,833	$2,833

Total Investments & Cash Equivalents — 165.5%					$250,433	$237,343
Liabilities in Excess of Other Assets - (65.5%)						(93,942)
Net Assets — 100.0%						$143,401

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2025.
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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2025, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 11.4% of the total assets of the Company.

(5)
Certain tranches have a spread of S+575 and certain tranches have a spread of S+625.

(6)
Spread is S+600 Cash / 0.50% PIK.
(7)
Spread is S+600 Cash/1.00% PIK.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2025

(in thousands)

(8)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(9)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2025	Interest/ Dividend Income
SLR-AMI Topco Blocker, LLC	$11,240	$1,074	$—	$—	$(1,752)	$10,562	$—
Vapotherm, Inc.	4,993	—	—	—	(23)	5,030	444
Veronica Holdings, LLC (Preferred Equity)	10,223	706	—	—	(116)	10,929	821
Veronica Holdings, LLC (Common Equity)	224	—	—	—	—	224	—
	$26,680	$1,780	$—	$—	$(1,891)	$26,745	$1,265

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(10)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $15,058; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $2,737 and $17,795, respectively, based on a tax cost of $249,568. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(11)
Denotes a Level 1 investment.
(12)
Spread is S+450 Cash / 1.00% PIK.
(13)
Spread is S+200 Cash / 4.75% PIK.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2025

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2025
Health Care Providers & Services	21.8%
Health Care Equipment & Supplies	10.7%
Pharmaceuticals	8.3%
Professional Services	8.0%
Trading Companies & Distributors	7.1%
Software	6.2%
Life Sciences Tools & Services	6.1%
Biotechnology	5.5%
Financial Services	5.4%
Diversified Consumer Services	5.3%
Insurance	5.0%
Broadline Retail	4.5%
Capital Markets	3.8%
Ground Transportation	2.3%
Total Investments	100.0%

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

September 30, 2025

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit), occurred and the Company commenced operations. As of September 30, 2025, $159,300 of capital commitments were drawn and $166,700 were unfunded.

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

September 30, 2025

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2025, there has

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except Unit and per Unit amounts)

been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized, and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income, as well as management fees and other fee income for services rendered, if any, are recorded as other income when earned.
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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Company incurred $602 and $2,048, respectively, in Management Fees, $42 and $166, respectively in Administration Fees and $735 and $1,242, respectively, in incentive fees. For the three and nine months ended September 30, 2024, the Company incurred $733 and $2,805, respectively, in Management Fees, $77 and $241, respectively, in Administration Fees and $1,014 and $3,326, respectively in incentive fees.

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

September 30, 2025

(in thousands, except Unit and per Unit amounts)

(xiii)
all fees, costs, expenses and liabilities relating to legal and regulatory filings, including securities law filings relating to Portfolio Investments;
(xiv)
all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;
(xv)
all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by the general partner of the Access Fund (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report on Form 10-Q));
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

September 30, 2025

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

Gains and losses for assets and liabilities categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024:

Fair Value Measurements

As of September 30, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$212,742	$212,742
Preferred Equity	—	—	10,929	10,929
Common Equity/Equity Interests/Warrants	39	—	10,800	10,839
Total Investments	$39	$—	$234,471	$234,510

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at September 30, 2025, the fair value of the DB Facility and the Subscription Facility (each as defined below) would be $102,243 and $0, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except Unit and per Unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2025:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/ Warrants	Total
Fair value, June 30, 2025	$222,764	$10,688	$9,035	$242,487
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(274)	(39)	1,557	1,244
Purchase of investment securities*	700	280	208	1,188
Proceeds from dispositions of investment securities	(10,448)	—	—	(10,448)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2025	$212,742	$10,929	$10,800	$234,471
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(206)	$(39)	$1,557	$1,312

* Includes PIK capitalization and accretion of discount.

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/ Warrants	Total
Fair value, December 31, 2024	$294,802	$10,223	$11,484	$316,509
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(2,529)	(115)	(1,757)	(4,401)
Purchase of investment securities*	1,929	821	1,073	3,823
Proceeds from dispositions of investment securities	(81,460)	—	—	(81,460)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2025	$212,742	$10,929	$10,800	$234,471
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$(1,669)	$(115)	$(1,757)	$(3,541)

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

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

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except Unit and per Unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2025	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$212,742	Income Approach	Market Yield	8.8% - 19.8% (11.8%)
Preferred Equity	Asset	$10,929	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$14	Market Approach	Volatility	21.0% - 21.0% (21.0%)
		$224	Transaction Price	N/A	N/A
		$10,562	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above tables are calculated based on the fair value of the underlying assets.

Note 5. Debt

Revolving credit facility due December 2025 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated December 27, 2024, the facility size is now $32,000 with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were no borrowings outstanding under the Subscription Facility.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except Unit and per Unit amounts)

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15,000 one-time advance, among other changes. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were $102,243 of borrowings outstanding under the DB Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2025 and the year ended December 31, 2024 was 7.04% and 7.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2025 and the year ended December 31, 2024 was $167,000 and $226,118, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2025 and December 31, 2024 was $1,074 and $3,836, respectively, comprised of the following:

	September 30, 2025	December 31, 2024
SunMed Group Holdings, LLC	$515	$515
TAUC Management, LLC	385	385
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
RxSense Holdings, LLC	—	1,558
Foundation Consumer Brands, LLC	—	967
Transportation Insight, Inc.	—	237
Total Commitments	$1,074	$3,836

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except Unit and per Unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Units at beginning of period	18,532,519	26,710,775
Units issued	—	—
Units redeemed	(3,604,531)	(8,178,256)
Units issued and outstanding at end of period	14,927,988	18,532,519

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Units at beginning of period	18,532,519	26,710,775
Units issued	—	—
Units redeemed	(3,604,531)	(8,178,256)
Units issued and outstanding at end of period	14,927,988	18,532,519

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Per Share Data: (a)
Net asset value per Unit, beginning of period	$10.11	$10.04
Net investment income	0.65	0.71
Net realized and unrealized gain (loss)*	(0.23)	0.04
Net increase in Unitholders’ capital resulting from operations	0.42	0.75
Distributions to Unitholders:
From distributable earnings	(0.66)	(0.48)
From return of capital	(0.26)	—
Net asset value per Unit, end of period	$9.61	$10.31
Total Return (b)(c)	4.15%	7.47%
Unitholders’ capital, end of period	$143,401	$191,008
Units outstanding, end of period	14,927,988	18,532,519
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	6.60%	7.02%
Operating expenses	2.34%	2.57%
Interest and other credit facility expenses	4.02%	4.15%
Total expenses	6.36%	6.72%
Average debt outstanding	$124,685	$169,115
Portfolio turnover ratio	0.6%	5.3%

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2025

(in thousands, except Unit and per Unit amounts)

(a)
Calculated using the average units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2025 and September 30, 2024 were 17,502,653 and 26,591,385, respectively.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2025, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2025

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
•
changes in the general economy, a slowing economy, inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling or government shutdown and uncertainty surrounding the financial and political stability of the United States and other countries; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

Portfolio and Investment Activity

During the three months ended September 30, 2025, we invested $0.4 million in 2 portfolio companies. This compares to investing $18.0 million in 7 portfolio companies during the three months ended September 30, 2024. Investments sold or prepaid during the three months ended September 30, 2025 totaled $10.5 million versus $62.8 million for the three months ended September 30, 2024.

At September 30, 2025, our portfolio consisted of 27 portfolio companies and was invested 90.7% directly in senior secured loans, 4.7% in preferred equity and 4.6% in common equity/equity interests/warrants, versus 36 portfolio companies invested 93.3% directly in senior secured loans, 2.8% in preferred equity and 3.9% in common equity/equity interests/warrants at September 30, 2024, in each case measured at fair value.

At September 30, 2025, 95.1% of our income producing investment portfolio was floating rate and 4.9% was fixed rate, measured at fair value. At September 30, 2024, 97.1% of our income producing investment portfolio was floating rate and 2.9% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt a 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2025, the Company had $102.2 million of senior securities, for an asset coverage ratio of 240.3%.

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

Recent Accounting Pronouncements

None.

Results of Operations

Results are shown below for the three and nine months ended September 30, 2025 and September 30, 2024:

Investment Income

For the three and nine months ended September 30, 2025, gross investment income totaled $6.6 million and $22.5 million, respectively. For the three and nine months ended September 30, 2024, gross investment income totaled $12.1 million and $37.2 million, respectively. The comparative decrease in gross investment income is primarily due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $3.7 million and $11.0 million, respectively, for the three and nine months ended September 30, 2025, of which $1.4 million and $3.5 million, respectively, consisted of management, incentive and administration fees and $2.1 million and $7.0 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2025. Expenses totaled $6.1 million and $18.2 million, respectively, for the three and nine months ended September 30, 2024, of which $1.8 million and $6.4 million, respectively, were management, incentive and administration fees and $4.2 million and $11.2 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense, management and incentive fees as the portfolio is repaid.

Net Investment Income

The Company’s net investment income totaled $2.9 million and $11.4 million, or $0.19 and $0.65 per average Unit, respectively, for the three and nine months ended September 30, 2025. The Company’s net investment income totaled $5.9 million and $19.0 million, or $0.23 and $0.71 per average Unit, respectively, for the three and nine months ended September 30, 2024.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $10.5 million and $81.7 million, respectively, for the three and nine months ended September 30, 2025. Net realized gain over the same periods totaled $0 and $0, respectively. The Company had investment sales and prepayments totaling approximately $62.8 million and $90.9 million, respectively, for the three and nine months ended September 30, 2024. Net realized gain over the same periods totaled $0 and $64 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2025, net change in unrealized gain (loss) on the Company’s assets totaled $1.2 million and ($4.4) million, respectively. Net unrealized gain for the three months ended September 30, 2025 was primarily due to appreciation on our investments in SLR-AMI Topco Blocker, LLC, Arcutis Biotherapeutics, Inc. and Cerapedics Inc., among others, partially offset by depreciation on our investments in RQM+ Corp. and BayMark Health Services, Inc., among others. Net unrealized loss for the nine months ended September 30, 2025 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC, RQM+ Corp. and BayMark Health Services, Inc. among others, as well as the reversal of previously recognized unrealized appreciation upon exit of Outset Medical, Inc., partially offset by appreciation on our investments in Arcutis Biotherapeutics, Inc. and Cerapedics Inc., among others. For the three and nine months ended September 30, 2024, net change in unrealized loss on the Company’s assets totaled $0.2 million and $0.2 million, respectively. Net unrealized loss for the three months ended September 30, 2024 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC and RQM+ Corp., among others, as well as the reversal of previously recognized unrealized appreciation on Neuronetics, Inc. and Alimera Sciences, Inc., partially offset by appreciation on our investments in Veronica Holdings, LLC and Outset Medical, Inc., among others. Net unrealized loss for the nine months ended September 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., SLR-AMI Topco Blocker, LLC and TAUC Management, LLC, among others, partially offset by appreciation on our investments in Arcutis Biotherapeutics, Inc., Veronica Holdings, LLC and Outset Medical, Inc., among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three and nine months ended September 30, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $4.2 million and $7.0 million, respectively. For the same periods, income per average Unit was $0.27 and $0.40, respectively. For the three and nine months ended September 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $5.7 million and $18.8 million, respectively. For the same periods, income per average Unit was $0.22 and $0.71, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2025, on a net basis, the Company sold and issued 14,927,988 Units at an average price of $10.67 per Unit, for net proceeds of $159.3 million. In aggregate during the same period, the Company issued 26,710,775 Units and redeemed 11,782,787 Units for $118.5 million, returning that capital to its investor, resulting in 14,927,988 Units issued and outstanding as of September 30, 2025. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $166.7 million at September 30, 2025.

Debt

Revolving credit facility due December 2025 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated December 27, 2024, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2025. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were no borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15 million one-time advance, among other changes. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2025, there were $102.2 million of borrowings outstanding under the DB Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held no unsettled cash equivalents at September 30, 2025.

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

A summary of our significant contractual payment obligations is as follows as of September 30, 2025:

Payments due by Period as of September 30, 2025 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$102.2	$—	$102.2	$—	$—

(1)
At September 30, 2025, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
(in millions)
SunMed Group Holdings, LLC	$0.5	$0.5
TAUC Management, LLC	0.4	0.4
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
RxSense Holdings, LLC	—	1.5
Foundation Consumer Brands, LLC	—	1.0
Transportation Insight, Inc.	—	0.2
Total Commitments	$1.1	$3.8

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

We have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify for taxation as a RIC annually. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact significant tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately six cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.06)	$0.06

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2025.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)