Form 10-Q
period 2026-03-31
SCP Private Credit Income BDC LLC
filed 2026-05-05
CIK 1743415

(82f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the registrant’s units. The issuer had 14,415,168 units outstanding as of May 1, 2026.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2026

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2026 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2025	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Companies less than 5% owned (cost: $157,354 and $160,647, respectively)	$152,230	$157,472
Companies 5% to 25% owned (cost: $38,984 and $38,553, respectively)	27,245	26,994
Cash	8,734	7,985
Cash equivalents (cost: $59,838 and $49,798, respectively)	59,838	49,798
Interest receivable	2,757	3,631
Receivable for investments sold	—	8,904
Prepaid expenses	45	13
Total assets	$250,849	$254,797
Liabilities
Debt ($58,119 and $65,992 face amounts, respectively, reported net of unamortized debt issuance costs of $558 and $677, respectively. See note 5)	$57,561	$65,315
Management fee payable (see note 3)	587	582
Incentive fee payable (see note 3)	124	2,639
Administration fee payable (see note 3)	39	45
Payable for cash equivalents purchased	59,838	49,798
Interest payable (see note 5)	305	415
Other liabilities and accrued expenses	213	162
Total liabilities	$118,667	$118,956
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (14,415,168 and 14,415,168 units, respectively, issued and outstanding)	150,014	150,014
Accumulated distributable net loss	(17,832)	(14,173)
Total unitholders’ capital	$132,182	$135,841
Total liabilities and unitholders’ capital	$250,849	$254,797
Net asset value per unit	$9.17	$9.42

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended
	March 31, 2026	March 31, 2025
Investment Income:
Interest:
Companies less than 5% owned	$4,147	$7,711
Companies 5% to 25% owned	147	146
PIK Dividends:
Companies less than 5% owned	72	273
Companies 5% to 25% owned	293	270
Other income:
Companies less than 5% owned	165	44
Total investment income	4,824	8,444
Expenses:
Management fees (see note 3)	$587	$719
Incentive fees (see note 3)	124	239
Administration fees (see note 3)	39	63
Interest and other credit facility expenses (see note 5)	1,052	2,610
Other general and administrative expenses	189	197
Total expenses	1,991	3,828
Net investment income	$2,833	$4,616
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on companies less than 5% owned and cash equivalents	$(2)	$—
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(1,949)	(783)
Companies 5% to 25% owned	(180)	(2,479)
Net change in unrealized gain (loss) on investments	(2,129)	(3,262)
Net realized and unrealized gain (loss) on investments and cash equivalents	(2,131)	(3,262)
Net Increase in Unitholders’ Capital Resulting From Operations	$702	$1,354
Net Income Per Unit	$0.05	$0.07

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2026	March 31, 2025
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$2,833	$4,616
Net realized gain (loss)	(2)	—
Net change in unrealized gain (loss)	(2,129)	(3,262)
Net increase in unitholders’ capital resulting from operations	702	1,354
Distributions to unitholders:
From distributable earnings	(2,833)	(4,616)
From return of capital	(1,528)	(727)
Net distributions to unitholders	(4,361)	(5,343)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—
Redemptions	—	—
Net increase (decrease) in unitholders’ capital resulting from capital activity	—	—
Total decrease in unitholders’ capital	(3,659)	(3,989)
Unitholders’ capital, beginning of period	135,841	187,395
Unitholders’ capital, end of period	$132,182	$183,406
Capital unit activity (see note 7):
Units issued	—	—
Units redeemed	—	—
Net increase (decrease) from capital unit activity	—	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$702	$1,354
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	2	—
Net change in unrealized (gain) loss on investments	2,129	3,262
Deferred financing costs amortization	119	100
Net accretion of discount on investments	(236)	(229)
(Increase) decrease in operating assets:
Purchase of investments	(278)	(738)
Proceeds from disposition of investments	5,423	39,146
Capitalization of payment-in-kind income	(2,049)	(494)
Collections of payment-in-kind income	—	235
Receivable for investments sold	8,904	(64)
Interest receivable	874	161
Prepaid expenses	(32)	(56)
Increase (decrease) in operating liabilities:
Management fee payable	5	(14)
Incentive fee payable	(2,515)	(2,458)
Administration fee payable	(6)	(6)
Interest payable	(110)	(156)
Payable for investments and cash equivalents purchased	10,040	43
Other liabilities and accrued expenses	51	(91)
Net Cash Provided by Operating Activities	23,023	39,995
Cash Flows from Financing Activities:
Cash distributions paid	(4,361)	(5,343)
Proceeds from borrowings	7,900	3,973
Repayments of borrowings	(15,773)	(43,000)
Net Cash Used in Financing Activities	(12,234)	(44,370)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,789	(4,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,783	39,386
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,572	$35,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,043	$2,666

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 116.3%
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+650(6)	1.00%	10.46%	9/2021	9/2026	$4,997	$4,988	$4,997
AMF Levered II, LLC(2)	Financial Services	S+705	1.00%	10.84%	12/2021	8/2028	12,660	12,606	12,660
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595	2.50%	9.61%	12/2021	8/2029	12,260	12,945	13,548
Ardelyx, Inc.(2)(4)	Pharmaceuticals	S+795	1.00%	11.64%	2/2022	7/2028	6,035	6,198	6,156
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	8.96%	6/2021	6/2027	15,537	15,500	14,760
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525	0.75%	8.92%	6/2021	6/2028	12,259	12,176	12,259
Human Interest Inc.(2)	Professional Services	S+625	1.00%	9.92%	6/2022	7/2027	13,598	13,702	13,768
iCIMS, Inc.(2)	Software	S+575(5)	0.75%	9.42%	8/2022	8/2028	14,580	14,466	14,580
Insight Borrower, LLC	Ground Transportation	S+550(11)	1.00%	9.17%	10/2021	1/2029	2,381	2,353	2,381
Plastic Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	8.70%	8/2021	8/2027	14,711	14,653	14,711
RQM+ Corp.(2)	Life Sciences Tools & Services	S+725 PIK	1.00%	11.21%	8/2021	8/2029	17,067	16,958	13,653
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	9.27%	6/2021	6/2028	7,429	7,381	7,429
TAUC Management, LLC(2)	Health Care Providers & Services	S+700 PIK	1.00%	10.82%	2/2021	2/2027	8,406	8,386	7,229
Tilley Distribution, Inc.(2)	Trading Companies & Distributors	S+600	1.00%	9.85%	12/2021	12/2026	10,800	10,777	10,584
Vapotherm, Inc.(8)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	4,828	5,068	5,033
Total Bank Debt/Senior Secured Loans								$158,157	$153,748

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 11.3%
TI TopCo Holdings, LLC	Ground Transportation	10.00% PIK	1/2026		11	$4,186	$3,469
Veronica Holdings, LLC (Vapotherm)(8)	Health Care Equipment & Supplies	9.00% PIK	9/2024		4,573,737	11,155	11,426
						$15,341	$14,895
Common Equity/Equity Interests/Warrants — 8.2%
Assertio Holdings, Inc. Common Stock†(10)	Pharmaceuticals		7/2023		282	$17	$5
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/2019		56,483	27	4
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/2022		15,858	12	10
Senseonics Holdings, Inc Common Stock†(4)(10)	Health Care Equipment & Supplies		7/2019		3,975	23	27
SLR-AMI Topco Blocker, LLC†(7)(8)	Broadline Retail		6/2023		-	22,644	10,562
TI TopCo Holdings, LLC†	Ground Transportation		1/2026		8	—	—
Veronica Holdings, LLC†(8)	Health Care Equipment & Supplies		9/2024		102,711	117	224
Total Common Equity/Equity Interests/Warrants						$22,840	$10,832
Total Investments(9) — 135.8%						$196,338	$179,475

Cash Equivalents — 45.2%					Par Amount
U.S. Treasury Bill (3.67% yield)	Government		3/2026	4/2026	60,000	$59,838	$59,838

Total Investments & Cash Equivalents — 181.0%						$256,176	$239,313
Liabilities in Excess of Other Assets - (81.0%)							(107,131)
Net Assets — 100.0%							$132,182

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of March 31, 2026.
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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2026, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 7.9% of the total assets of the Company.

(5)
Certain tranches have a spread of S+575 and certain tranches have a spread of S+625.

(6)
Spread is S+600 Cash / 0.50% PIK.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2026

(in thousands)

(7)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(8)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2026	Interest/ Dividend Income
SLR-AMI Topco Blocker, LLC	$10,562	$118	$—	$—	$(118)	$10,562	$—
Vapotherm, Inc.	5,033	—	—	—	(20)	5,033	147
Veronica Holdings, LLC (Preferred Equity)	11,175	251	—	—	(42)	11,426	293
Veronica Holdings, LLC (Common Equity)	224	—	—	—	—	224	—
	$26,994	$369	$—	$—	$(180)	$27,245	$440

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(9)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $16,256; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $2,845 and $19,101, respectively, based on a tax cost of $195,731. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(10)
Denotes a Level 1 investment.
(11)
Revolving loan is cash pay. Term loan has a PIK option at S+550 until January 28, 2027. Effective January 28, 2027, the spread on the term loan is S+700 if PIK election is made.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2026

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2026
Health Care Providers & Services	20.5%
Health Care Equipment & Supplies	13.5%
Pharmaceuticals	11.0%
Trading Companies & Distributors	8.7%
Software	8.1%
Professional Services	7.7%
Life Sciences Tools & Services	7.4%
Financial Services	7.1%
Diversified Consumer Services	6.8%
Broadline Retail	5.9%
Ground Transportation	3.3%
Total Investments	100.0%

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

March 31, 2026

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit), occurred and the Company commenced operations. As of March 31, 2026, $154,300 of capital commitments were drawn and $171,700 were unfunded.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

March 31, 2026

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2026, there has been

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except Unit and per Unit amounts)

no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2026

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

March 31, 2026

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

March 31, 2026

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $587 and $719, respectively, in Management Fees, $39 and $63, respectively in Administration Fees and $124 and $239, respectively, in incentive fees.

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

March 31, 2026

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

March 31, 2026

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but would be classified as Level 1.

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025:

Fair Value Measurements

As of March 31, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$153,748	$153,748
Preferred Equity	—	—	14,895	14,895
Common Equity/Equity Interests/Warrants	32	—	10,800	10,832
Total Investments	$32	$—	$179,443	$179,475

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at March 31, 2026, the fair value of the DB Facility and the Subscription Facility (each as defined below) would be $50,219 and $7,900, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

Fair Value Measurements

As of December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$162,467	$162,467
Preferred Equity	—	—	11,175	11,175
Common Equity/Equity Interests/Warrants	24	—	10,800	10,824
Total Investments	$24	$—	$184,442	$184,466

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at December 31, 2025, the fair value of the DB Facility and the Subscription Facility would be $63,992 and $2,000, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except Unit and per Unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2026:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2025	$162,467	$11,175	$10,800	$184,442
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(1,259)	(759)	(118)	(2,136)
Purchase of investment securities*	4,048	4,479	118	8,645
Proceeds from dispositions of investment securities	(11,508)	—	—	(11,508)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31, 2026	$153,748	$14,895	$10,800	$179,443
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(1,252)	$(759)	$(118)	$(2,129)

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

March 31, 2026

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2026	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$153,748	Income Approach	Market Yield	8.8% - 29.9% (12.8%)
Preferred Equity	Asset	$14,895	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$14	Market Approach	Volatility	25.5% - 25.5% (25.5%)
		$224	Transaction Price*	N/A	N/A
		$10,562	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$162,467	Income Approach	Market Yield	8.7% - 26.9% (12.2%)
Preferred Equity	Asset	$11,175	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$14	Market Approach	Volatility	21.4% - 21.4% (21.4%)
		$224	Transaction Price*	N/A	N/A
		$10,562	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

* This asset was valued at $2.18 per share, which is the price per share paid to the stockholders at the time of the closing of the transaction.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

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

Note 5. Debt

Revolving credit facility due December 2026 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated November 25, 2025, the facility size is now $32,000 with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $7,900 of borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15,000 one-time advance, among other changes. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $50,219 of borrowings outstanding under the DB Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2026 and the year ended December 31, 2025 was 6.41% and 6.96%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2026 and the year ended December 31, 2025 was $65,992 and $167,000, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2026 and December 31, 2025 was $1,299 and $1,400, respectively, comprised of the following:

	March 31, 2026	December 31, 2025
SunMed Group Holdings, LLC	$515	$515
TAUC Management, LLC	385	385
Insight Borrower, LLC	225	326
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
Total Commitments	$1,299	$1,400

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except Unit and per Unit amounts)

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Units at beginning of period	14,415,168	18,532,519
Units issued	—	—
Units redeemed	—	—
Units issued and outstanding at end of period	14,415,168	18,532,519

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2026

(in thousands, except Unit and per Unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Per Share Data: (a)
Net asset value per Unit, beginning of period	$9.42	$10.11
Net investment income	0.20	0.25
Net realized and unrealized gain (loss)*	(0.15)	(0.17)
Net increase in Unitholders’ capital resulting from operations	0.05	0.08
Distributions to Unitholders:
From distributable earnings	(0.19)	(0.25)
From return of capital	(0.11)	(0.04)
Net asset value per Unit, end of period	$9.17	$9.90
Total Return (b)(c)	0.53%	0.79%
Unitholders’ capital, end of period	$132,182	$183,406
Units outstanding, end of period	14,415,168	18,532,519
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.09%	2.46%
Operating expenses	0.70%	0.64%
Interest and other credit facility expenses	0.77%	1.40%
Total expenses	1.47%	2.04%
Average debt outstanding	$57,145	$142,522
Portfolio turnover ratio	0.2%	0.3%

(a)
Calculated using the average units outstanding method. Weighted average Units outstanding for the three months ended March 31, 2026 and March 31, 2025 were 14,415,168 and 18,532,519, respectively.
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

March 31, 2026

(in thousands, except Unit and per Unit amounts)

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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
May 5, 2026

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
•
changes in political, economic or industry conditions, relations between the United States, Iran, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;
•
the escalating conflicts and various social and political circumstances in the U.S., the Middle East and other parts of the world;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Portfolio and Investment Activity

During the three months ended March 31, 2026, we invested $0.2 million in 1 portfolio company. This compares to investing $0.7 million in 2 portfolio companies during the three months ended March 31, 2025. Investments sold or prepaid during the three months ended March 31, 2026 totaled $5.4 million versus $39.4 million for the three months ended March 31, 2025.

At March 31, 2026, our portfolio consisted of 22 portfolio companies and was invested 85.7% directly in senior secured loans, 8.3% in preferred equity and 6.0% in common equity/equity interests/warrants, versus 30 portfolio companies invested 92.7% directly in senior secured loans, 3.8% in preferred equity and 3.5% in common equity/equity interests/warrants at March 31, 2025, in each case measured at fair value.

At March 31, 2026, 91.2% of our income producing investment portfolio was floating rate and 8.8% was fixed rate, measured at fair value. At March 31, 2025, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt a 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2026, the Company had $58.1 million of senior securities, for an asset coverage ratio of 327.4%.

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

Results of Operations

Results are shown below for the three months ended March 31, 2026 and March 31, 2025:

Investment Income

For the three months ended March 31, 2026 and March 31, 2025, gross investment income totaled $4.8 million and $8.4 million, respectively. The comparative decrease in gross investment income is primarily due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $2.0 million and $3.8 million, respectively, for the three months ended March 31, 2026 and March 31, 2025, of which $0.8 million and $1.0 million, respectively, consisted of management, incentive and administration fees and $1.0 million and $2.6 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2026 and March 31, 2025. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense, management and incentive fees as the portfolio is repaid.

Net Investment Income

The Company’s net investment income totaled $2.8 million and $4.6 million, or $0.20 and $0.25 per average Unit, respectively, for the three months ended March 31, 2026 and March 31, 2025.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $5.4 million and $39.4 million, respectively, for the three months ended March 31, 2026 and March 31, 2025. Net realized gain (loss) over the same periods totaled ($2) thousand and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2026 and March 31, 2025, net change in unrealized gain (loss) on the Company’s assets totaled ($2.1) million and ($3.3) million, respectively. Net unrealized loss for the three months ended March 31, 2026 was primarily due to depreciation on our investments in RQM+ Corp. and SLR-AMI Topco Blocker, LLC, among others. Net unrealized loss for the three months ended March 31, 2025 was primarily due to depreciation on our investment in SLR-AMI Topco Blocker, LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon exit of Outset Medical, Inc.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three months ended March 31, 2026 and March 31, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $0.7 million and $1.4 million, respectively. For the same periods, income per average Unit was $0.05 and $0.07, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to March 31, 2026, on a net basis, the Company sold and issued 14,415,168 Units at an average price of $10.70 per Unit, for net proceeds of $154.3 million. In aggregate during the same period, the Company issued 26,710,775 Units for $277.8 million and redeemed 12,295,607 Units for $123.5 million, returning that capital to its investor, resulting in 14,415,168 Units issued and outstanding as of March 31, 2026. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $171.7 million at March 31, 2026.

Debt

Revolving credit facility due December 2026 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated November 25, 2025, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $7.9 million of borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15 million one-time advance, among other changes. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2026, there were $50.2 million of borrowings outstanding under the DB Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held a face amount of $60 million and $50 million in cash equivalents at March 31, 2026 and December 31, 2025, respectively.

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

A summary of our significant contractual payment obligations is as follows as of March 31, 2026:

Payments due by Period as of March 31, 2026 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$58.1	$7.9	$50.2	$—	$—

(1)
At March 31, 2026, we had a total of $24.1 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
(in millions)
SunMed Group Holdings, LLC	$0.5	$0.5
TAUC Management, LLC	0.4	0.4
Insight Borrower, LLC	0.2	0.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
Total Commitments	$1.3	$1.4

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact significant tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2026, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately six cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.06)	$0.06

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2026.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)