Form 10-Q
period 2026-06-30
SCP Private Credit Income BDC LLC
filed 2026-08-04
CIK 1743415

(82f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the registrant’s units. The issuer had 14,415,168 units outstanding as of July 31, 2026.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2026

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2026 (unaudited) and the three and six months ended June 30, 2025 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2026 (unaudited) and the three and six months ended June 30, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2026 (unaudited) and the six months ended June 30, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2026 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2025	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Companies less than 5% owned (cost: $111,977 and $160,647, respectively)	$104,348	$157,472
Companies 5% to 25% owned (cost: $39,630 and $38,553, respectively)	26,725	26,994
Cash	11,124	7,985
Cash equivalents (cost: $69,665 and $49,798, respectively)	69,665	49,798
Interest receivable	2,784	3,631
Receivable for investments sold	7	8,904
Prepaid expenses and other assets	84	13
Total assets	$214,737	$254,797
Liabilities
Debt ($17,594 and $65,992 face amounts, respectively, reported net of unamortized debt issuance costs of $438 and $677, respectively. See note 5)	$17,156	$65,315
Management fee payable (see note 3)	585	582
Incentive fee payable (see note 3)	—	2,639
Administration fee payable (see note 3)	35	45
Payable for cash equivalents purchased	69,665	49,798
Interest payable (see note 5)	146	415
Other liabilities and accrued expenses	190	162
Total liabilities	$87,777	$118,956
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (14,415,168 and 14,415,168 units, respectively, issued and outstanding)	150,014	150,014
Accumulated distributable net loss	(23,054)	(14,173)
Total unitholders’ capital	$126,960	$135,841
Total liabilities and unitholders’ capital	$214,737	$254,797
Net asset value per unit	$8.81	$9.42

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment Income:
Interest:
Companies less than 5% owned	$3,646	$6,670	$7,793	$14,381
Companies 5% to 25% owned	148	148	295	294
PIK Dividends:
Companies less than 5% owned	105	329	177	602
Companies 5% to 25% owned	300	271	593	541
Other income:
Companies less than 5% owned	9	1	174	45
Total investment income	4,208	7,419	9,032	15,863
Expenses:
Management fees (see note 3)	$585	$727	$1,172	$1,446
Incentive fees (see note 3)	(173)	268	(49)	507
Administration fees (see note 3)	35	61	74	124
Interest and other credit facility expenses (see note 5)	861	2,256	1,913	4,866
Other general and administrative expenses	175	199	364	396
Total expenses	1,483	3,511	3,474	7,339
Net investment income	$2,725	$3,908	$5,558	$8,524
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on companies less than 5% owned and cash equivalents	$(33)	$—	$(35)	$—
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	(2,505)	(1,479)	(4,454)	(2,262)
Companies 5% to 25% owned	(1,166)	(909)	(1,346)	(3,388)
Net change in unrealized gain (loss) on investments	(3,671)	(2,388)	(5,800)	(5,650)
Net realized and unrealized gain (loss) on investments and cash equivalents	(3,704)	(2,388)	(5,835)	(5,650)
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$(979)	$1,520	$(277)	$2,874
Net Income (Loss) Per Unit	$(0.07)	$0.08	$(0.02)	$0.16

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$2,725	$3,908	$5,558	$8,524
Net realized gain (loss)	(33)	—	(35)	—
Net change in unrealized gain (loss)	(3,671)	(2,388)	(5,800)	(5,650)
Net increase (decrease) in unitholders’ capital resulting from operations	(979)	1,520	(277)	2,874
Distributions to unitholders:
From distributable earnings	(2,725)	(3,908)	(5,558)	(8,524)
From return of capital	(1,518)	(1,436)	(3,046)	(2,163)
Net distributions to unitholders	(4,243)	(5,344)	(8,604)	(10,687)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	—
Redemptions	—	—	—	—
Net increase (decrease) in unitholders’ capital resulting from capital activity	—	—	—	—
Total decrease in unitholders’ capital	(5,222)	(3,824)	(8,881)	(7,813)
Unitholders’ capital, beginning of period	132,182	183,406	135,841	187,395
Unitholders’ capital, end of period	$126,960	$179,582	$126,960	$179,582
Capital unit activity (see note 7):
Units issued	—	—	—	—
Units redeemed	—	—	—	—
Net increase (decrease) from capital unit activity	—	—	—	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$(277)	$2,874
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	35	—
Net change in unrealized (gain) loss on investments	5,800	5,650
Deferred financing costs amortization	239	203
Net accretion of discount on investments	(458)	(554)
(Increase) decrease in operating assets:
Purchase of investments	(605)	(1,100)
Proceeds from disposition of investments	51,117	70,777
Capitalization of payment-in-kind income	(2,496)	(981)
Collections of payment-in-kind income	—	235
Receivable for investments sold	8,897	(40)
Interest receivable	847	522
Prepaid expenses and other assets	(71)	(48)
Increase (decrease) in operating liabilities:
Management fee payable	3	(6)
Incentive fee payable	(2,639)	(2,190)
Administration fee payable	(10)	(8)
Interest payable	(269)	(290)
Payable for investments and cash equivalents purchased	19,867	22
Other liabilities and accrued expenses	28	(131)
Net Cash Provided by Operating Activities	80,008	74,935
Cash Flows from Financing Activities:
Cash distributions paid	(8,604)	(10,687)
Proceeds from borrowings	9,400	18,916
Repayments of borrowings	(57,798)	(73,000)
Net Cash Used in Financing Activities	(57,002)	(64,771)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,006	10,164
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,783	39,386
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,789	$49,550
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,943	$4,953

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 83.4%
All State Ag Parts, LLC(2)	Trading Companies & Distributors	S+650(6)	1.00%	10.49%	9/2021	9/2026	$4,881	$4,877	$4,637
Arcutis Biotherapeutics, Inc.(2)(4)	Pharmaceuticals	S+595	2.50%	9.57%	12/2021	8/2029	12,260	12,992	13,597
BayMark Health Services, Inc.(2)	Health Care Providers & Services	S+500	1.00%	8.99%	6/2021	6/2027	15,537	15,507	14,760
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	S+525	0.75%	8.89%	6/2021	6/2028	12,227	12,152	12,227
iCIMS, Inc.(2)	Software	S+575(5)	0.75%	9.42%	8/2022	8/2028	14,580	14,477	13,413
Insight Borrower, LLC	Ground Transportation	S+550(11)	1.00%	9.23%	10/2021	1/2029	2,441	2,415	2,441
Plastics Management, LLC(2)	Health Care Providers & Services	S+500	1.00%	8.73%	8/2021	8/2027	14,673	14,625	14,673
RQM+ Corp.(2)(12)	Life Sciences Tools & Services	S+725 PIK	1.00%	—	8/2021	8/2029	17,550	16,958	12,285
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	S+550	0.75%	9.26%	6/2021	6/2028	7,409	7,367	7,409
TAUC Management, LLC(2)	Health Care Providers & Services	S+700(13)	1.00%	10.79%	2/2021	2/2027	6,283	6,273	5,404
Vapotherm, Inc.(8)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	4,828	5,088	5,033
Total Bank Debt/Senior Secured Loans								$112,731	$105,879

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 11.9%
TI TopCo Holdings, LLC	Ground Transportation	10.00% PIK	1/2026		11	$4,291	$3,469
Veronica Holdings, LLC (Vapotherm)(8)	Health Care Equipment & Supplies	9.00% PIK	9/2024		4,573,737	11,455	11,683
						$15,746	$15,152
Common Equity/Equity Interests/Warrants — 7.9%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/2019		15,404	$6	$-
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/2022		15,858	12	10
Senseonics Holdings, Inc Common Stock†(4)(10)	Health Care Equipment & Supplies		7/2019		3,975	23	23
SLR-AMI Topco Blocker, LLC†(7)(8)	Broadline Retail		6/2023		-	22,970	9,785
TI TopCo Holdings, LLC†	Ground Transportation		1/2026		8	—	—
Veronica Holdings, LLC†(8)	Health Care Equipment & Supplies		9/2024		102,711	117	224
Total Common Equity/Equity Interests/Warrants						$23,128	$10,042
Total Investments(9) — 103.2%						$151,605	$131,073

Cash Equivalents — 54.9%					Par Amount
U.S. Treasury Bill (3.66% yield)	Government		6/2026	8/2026	70,000	$69,665	$69,665

Total Investments & Cash Equivalents — 158.1%						$221,270	$200,738
Liabilities in Excess of Other Assets - (58.1%)							(73,778)
Net Assets — 100.0%							$126,960

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2026.
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
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2026, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 6.3% of the total assets of the Company.

(5)
Certain tranches have a spread of S+575 and certain tranches have a spread of S+625.

(6)
Spread is S+600 Cash / 0.50% PIK.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2026

(in thousands)

(7)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(8)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2026	Interest/ Dividend Income
SLR-AMI Topco Blocker, LLC	$10,562	$444	$—	$—	$(1,221)	$9,785	$—
Vapotherm, Inc.	5,033	—	—	—	(40)	5,033	295
Veronica Holdings, LLC (Preferred Equity)	11,175	509	—	—	(85)	11,683	593
Veronica Holdings, LLC (Common Equity)	224	—	—	—	—	224	—
	$26,994	$953	$—	$—	$(1,346)	$26,725	$888

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(9)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $19,926; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $2,532 and $22,458, respectively, based on a tax cost of $150,999. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(10)
Denotes a Level 1 investment.
(11)
Revolving loan is cash pay. Term loan has a PIK option at S+550 until January 28, 2027. Effective January 28, 2027, the spread on the term loan is S+700 if PIK election is made.
(12)
Investment is on non-accrual status.
(13)
Spread is S+600 cash / 1.00% PIK.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2026

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2026
Health Care Providers & Services	26.6%
Health Care Equipment & Supplies	18.6%
Pharmaceuticals	10.4%
Software	10.2%
Life Sciences Tools & Services	9.4%
Diversified Consumer Services	9.3%
Broadline Retail	7.5%
Ground Transportation	4.5%
Trading Companies & Distributors	3.5%
Total Investments	100.0%

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

June 30, 2026

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit), occurred and the Company commenced operations. As of June 30, 2026, $154,300 of capital commitments were drawn and $171,700 were unfunded.

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

June 30, 2026

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2026, there has been no

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2026

(in thousands, except Unit and per Unit amounts)

change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

For the three and six months ended June 30, 2026, the Company incurred $585 and $1,172, respectively, in Management Fees, $35 and $74, respectively in Administration Fees and $(173) and $(49), respectively, in incentive fees. For the three and six months ended June 30, 2025, the Company incurred $727 and $1,446, respectively, in Management Fees, $61 and $124, respectively in Administration Fees and $268 and $507, respectively, in incentive fees.

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

June 30, 2026

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

June 30, 2026

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025:

Fair Value Measurements

As of June 30, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$105,879	$105,879
Preferred Equity	—	—	15,152	15,152
Common Equity/Equity Interests/Warrants	23	—	10,019	10,042
Total Investments	$23	$—	$131,050	$131,073

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at June 30, 2026, the fair value of the DB Facility and the Subscription Facility (each as defined below) would be $10,494 and $7,100, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

June 30, 2026

(in thousands, except Unit and per Unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2026:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2026	$153,748	$14,895	$10,800	$179,443
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	(21)	(21)
Net change in unrealized gain (loss)	(2,444)	(148)	(1,087)	(3,679)
Purchase of investment securities*	266	405	327	998
Proceeds from dispositions of investment securities	(45,691)	—	—	(45,691)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30, 2026	$105,879	$15,152	$10,019	$131,050
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(2,559)	$(148)	$(1,107)	$(3,814)

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2025	$162,467	$11,175	$10,800	$184,442
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	(21)	(21)
Net change in unrealized gain (loss)	(3,703)	(907)	(1,205)	(5,815)
Purchase of investment securities*	4,314	4,884	445	9,643
Proceeds from dispositions of investment securities	(57,199)	—	—	(57,199)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30, 2026	$105,879	$15,152	$10,019	$131,050
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(3,821)	$(907)	$(1,225)	$(5,953)

* Includes PIK capitalization and accretion of discount.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2026

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

June 30, 2026

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2026	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$105,879	Income Approach	Market Yield	8.8% - 41.1% (15.8%)
Preferred Equity	Asset	$15,152	Income Approach	Market Yield	9.0% - 9.0% (9.0%)
Common Equity/Equity Interests/Warrants	Asset	$10	Market Approach	Volatility	23.8% - 23.8% (23.8%)
		$224	Transaction Price*	N/A	N/A
		$9,785	EBITDA Multiple	Comparable Multiple	5.5x-6.5x (6.0x)

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

Note 5. Debt

Revolving credit facility due December 2026 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. Effective with the latest amendment dated November 25, 2025, the

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2026

(in thousands, except Unit and per Unit amounts)

facility size is now $32,000 with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2026, there were $7,100 of borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15,000 one-time advance, among other changes. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2026, there were $10,494 of borrowings outstanding under the DB Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2026 and the year ended December 31, 2025 was 6.42% and 6.96%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2026 and the year ended December 31, 2025 was $65,992 and $167,000, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2026 and December 31, 2025 was $1,299 and $1,400, respectively, comprised of the following:

	June 30, 2026	December 31, 2025
SunMed Group Holdings, LLC	$515	$515
TAUC Management, LLC	385	385
Insight Borrower, LLC	225	326
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
Total Commitments	$1,299	$1,400

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2026

(in thousands, except Unit and per Unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Units at beginning of period	14,415,168	18,532,519
Units issued	—	—
Units redeemed	—	—
Units issued and outstanding at end of period	14,415,168	18,532,519

	Six months ended June 30, 2026	Six months ended June 30, 2025
Units at beginning of period	14,415,168	18,532,519
Units issued	—	—
Units redeemed	—	—
Units issued and outstanding at end of period	14,415,168	18,532,519

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and June 30, 2025:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Per Share Data: (a)
Net asset value per Unit, beginning of period	$9.42	$10.11
Net investment income	0.39	0.46
Net realized and unrealized gain (loss)*	(0.40)	(0.30)
Net increase (decrease) in Unitholders’ capital resulting from operations	(0.01)	0.16
Distributions to Unitholders:
From distributable earnings	(0.39)	(0.46)
From return of capital	(0.21)	(0.12)
Net asset value per Unit, end of period	$8.81	$9.69
Total Return (b)(c)	(0.11)%	1.58%
Unitholders’ capital, end of period	$126,960	$179,582
Units outstanding, end of period	14,415,168	18,532,519
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	4.14%	4.60%
Operating expenses	1.17%	1.33%
Interest and other credit facility expenses	1.43%	2.63%
Total expenses	2.60%	3.96%
Average debt outstanding	$50,827	$131,575
Portfolio turnover ratio	0.4%	0.4%

(a)
Calculated using the average units outstanding method. Weighted average Units outstanding for the six months ended June 30, 2026 and June 30, 2025 were 14,415,168 and 18,532,519, respectively.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2026

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2026 and 2025, the related consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 4, 2026

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

Portfolio and Investment Activity

During the three months ended June 30, 2026, we invested $0.3 million in 1 portfolio company. This compares to investing $0.4 million in 1 portfolio company during the three months ended June 30, 2025. Investments sold or prepaid during the three months ended June 30, 2026 totaled $45.7 million versus $31.8 million for the three months ended June 30, 2025.

At June 30, 2026, our portfolio consisted of 17 portfolio companies and was invested 80.8% directly in senior secured loans, 11.6% in preferred equity and 7.6% in common equity/equity interests/warrants, versus 28 portfolio companies invested 91.9% directly in senior secured loans, 4.4% in preferred equity and 3.7% in common equity/equity interests/warrants at June 30, 2025, in each case measured at fair value.

At June 30, 2026, 86.1% of our income producing investment portfolio was floating rate and 13.9% was fixed rate, measured at fair value. At June 30, 2025, 95.4% of our income producing investment portfolio was floating rate and 4.6% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt a 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2026, the Company had $17.6 million of senior securities, for an asset coverage ratio of 821.6%.

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

Results of Operations

Results are shown below for the three and six months ended June 30, 2026 and June 30, 2025:

Investment Income

For the three and six months ended June 30, 2026, gross investment income totaled $4.2 million and $9.0 million, respectively. For the three and six months ended June 30, 2025, gross investment income totaled $7.4 million and $15.9 million, respectively. The comparative decrease in gross investment income is primarily due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $1.5 million and $3.5 million, respectively, for the three and six months ended June 30, 2026, of which $0.5 million and $1.2 million, respectively, consisted of management, incentive and administration fees and $0.9 million and $1.9 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2026. Expenses totaled $3.5 million and $7.3 million, respectively, for the three and six months ended June 30, 2025, of which $1.1 million and $2.1 million, respectively, consisted of management, incentive and administration fees and $2.3 million and $4.9 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2025. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense, management and incentive fees as the portfolio is repaid.

Net Investment Income

The Company’s net investment income totaled $2.7 million and $5.6 million, or $0.19 and $0.39 per average Unit, respectively, for the three and six months ended June 30, 2026. The Company’s net investment income totaled $3.9 million and $8.5 million, or $0.21 and $0.46 per average Unit, respectively, for the three and six months ended June 30, 2025.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $45.7 million and $51.1 million, respectively, for the three and six months ended June 30, 2026. Net realized loss over the same periods totaled $33 thousand and $35 thousand, respectively. The Company had investment sales and prepayments totaling approximately $31.8 million and $71.2 million, respectively, for the three and six months ended June 30, 2025. Net realized gain over the same periods totaled $0 and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2026, net change in unrealized gain (loss) on the Company’s assets totaled ($3.7) million and ($5.8) million, respectively. Net unrealized loss for the three months ended June 30, 2026 was primarily due to depreciation on our investments in RQM+ Corp., iCIMS, Inc. and SLR-AMI Topco Blocker, LLC, among others. Net unrealized loss for the six months ended June 30, 2026 was primarily due to depreciation on our investments in RQM+ Corp., iCIMS, Inc. and SLR-AMI Topco Blocker, LLC, among others. For the three and six months ended June 30, 2025, net change in unrealized loss on the Company’s assets totaled $2.4 million and $5.7 million, respectively. Net unrealized loss for the three months ended June 30, 2025 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC, RQM+ Corp., BayMark Health Services, Inc. and

Transportation Insight, LLC, among others. Net unrealized loss for the six months ended June 30, 2025 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC, RQM+ Corp., BayMark Health Services, Inc. and Transportation Insight, LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon exit of Outset Medical, Inc.

Net Increase (Decrease) in Unitholders’ Capital Resulting from Operations

For the three and six months ended June 30, 2026, the Company had a net decrease in Unitholders’ capital resulting from operations of $0.1 million and $0.3 million, respectively. For the same periods, loss per average Unit was $0.07 and $0.02, respectively. For the three and six months ended June 30, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $1.5 million and $2.9 million, respectively. For the same period, income per average Unit was $0.08 and $0.16, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to June 30, 2026, on a net basis, the Company sold and issued 14,415,168 Units at an average price of $10.70 per Unit, for net proceeds of $154.3 million. In aggregate during the same period, the Company issued 26,710,775 Units for $277.8 million and redeemed 12,295,607 Units for $123.5 million, returning that capital to its investor, resulting in 14,415,168 Units issued and outstanding as of June 30, 2026. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $171.7 million at June 30, 2026.

Debt

Revolving credit facility due December 2026 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. Effective with the latest amendment dated November 25, 2025, the facility size is now $32.0 million with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2026, there were $7.1 million of borrowings outstanding under the Subscription Facility.

Term credit facility due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility has a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15 million one-time advance, among other changes. The DB Facility is secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2026, there were $10.5 million of borrowings outstanding under the DB Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held a face amount of $70 million and $50 million in cash equivalents at June 30, 2026 and December 31, 2025, respectively.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2026:

Payments due by Period as of June 30, 2026 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$17.6	$7.1	$10.5	$—	$—

(1)
At June 30, 2026, we had a total of $24.9 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
(in millions)
SunMed Group Holdings, LLC	$0.5	$0.5
TAUC Management, LLC	0.4	0.4
Insight Borrower, LLC	0.2	0.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
Total Commitments	$1.3	$1.4

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact significant tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2026, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately five cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.05)	$0.05

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2026.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)