Form 10-Q
period 2026-09-30
SCP Private Credit Income BDC LLC
filed 2026-11-03
CIK 1743415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the registrant’s units. The issuer had 14,415,168 units outstanding as of October 30, 2026.

SCP PRIVATE CREDIT INCOME BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2026

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and the nine months ended September 30, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2025	11
	Notes to Consolidated Financial Statements (unaudited)	14
	Report of Independent Registered Public Accounting Firm	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	42
SIGNATURES		43

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SCP Private Credit Income BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SCP Private Credit Income BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Companies less than 5% owned (cost: $99,131 and $160,647, respectively)	$92,488	$157,472
Companies 5% to 25% owned (cost: $41,717 and $38,553, respectively)	30,525	26,994
Cash	7,244	7,985
Cash equivalents (cost: $64,706 and $49,798, respectively)	64,706	49,798
Interest receivable	1,223	3,631
Receivable for investments sold	—	8,904
Prepaid expenses and other assets	155	13
Total assets	$196,341	$254,797
Liabilities
Debt ($0 and $65,992 face amounts, respectively, reported net of unamortized debt issuance costs of $0 and $677, respectively. See note 5)	$—	$65,315
Management fee payable (see note 3)	559	582
Incentive fee payable (see note 3)	462	2,639
Administration fee payable (see note 3)	29	45
Payable for investments and cash equivalents purchased	65,289	49,798
Interest payable (see note 5)	22	415
Other liabilities and accrued expenses	125	162
Total liabilities	$66,486	$118,956
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (14,415,168 and 14,415,168 units, respectively, issued and outstanding)	150,014	150,014
Accumulated distributable net loss	(20,159)	(14,173)
Total unitholders’ capital	$129,855	$135,841
Total liabilities and unitholders’ capital	$196,341	$254,797
Net asset value per unit	$9.01	$9.42

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment Income:
Interest:
Companies less than 5% owned	$1,402	$6,046	$9,195	$20,427
Companies 5% to 25% owned	150	150	445	444
PIK Dividends:
Companies less than 5% owned	108	115	285	717
Companies 5% to 25% owned	308	280	901	821
Other income:
Companies less than 5% owned	24	13	198	58
Total investment income	1,992	6,604	11,024	22,467
Expenses:
Management fees (see note 3)	$559	$602	$1,731	$2,048
Incentive fees (see note 3)	511	735	462	1,242
Administration fees (see note 3)	29	42	103	166
Interest and other credit facility expenses (see note 5)	549	2,105	2,462	6,971
Other general and administrative expenses	143	200	507	596
Total expenses	1,791	3,684	5,265	11,023
Net investment income	$201	$2,920	$5,759	$11,444
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on companies less than 5% owned and cash equivalents	$(5)	$—	$(40)	$—
Net change in unrealized gain (loss) on investments:
Companies less than 5% owned	987	(255)	(3,467)	(2,517)
Companies 5% to 25% owned	1,712	1,497	366	(1,891)
Net change in unrealized gain (loss) on investments	2,699	1,242	(3,101)	(4,408)
Net realized and unrealized gain (loss) on investments and cash equivalents	2,694	1,242	(3,141)	(4,408)
Net Increase in Unitholders’ Capital Resulting From Operations	$2,895	$4,162	$2,618	$7,036
Net Income Per Unit	$0.20	$0.27	$0.18	$0.40

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$201	$2,920	$5,759	$11,444
Net realized gain (loss)	(5)	—	(40)	—
Net change in unrealized gain (loss)	2,699	1,242	(3,101)	(4,408)
Net increase in unitholders’ capital resulting from operations	2,895	4,162	2,618	7,036
Distributions to unitholders:
From distributable earnings	—	(2,920)	(5,759)	(11,444)
From return of capital	—	(2,423)	(2,845)	(4,586)
Net distributions to unitholders	—	(5,343)	(8,604)	(16,030)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	—	—
Redemptions	—	(35,000)	—	(35,000)
Net increase (decrease) in unitholders’ capital resulting from capital activity	—	(35,000)	—	(35,000)
Total increase (decrease) in unitholders’ capital	2,895	(36,181)	(5,986)	(43,994)
Unitholders’ capital, beginning of period	126,960	179,582	135,841	187,395
Unitholders’ capital, end of period	$129,855	$143,401	$129,855	$143,401
Capital unit activity (see note 7):
Units issued	—	—	—	—
Units redeemed	—	(3,604,531)	—	(3,604,531)
Net increase (decrease) from capital unit activity	—	(3,604,531)	—	(3,604,531)

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$2,618	$7,036
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	40	—
Net change in unrealized (gain) loss on investments	3,101	4,408
Deferred financing costs amortization	669	315
Net accretion of discount on investments	(550)	(834)
(Increase) decrease in operating assets:
Purchase of investments	(19,585)	(1,514)
Proceeds from disposition of investments	81,399	81,225
Capitalization of payment-in-kind income	(2,952)	(1,475)
Collections of payment-in-kind income	—	235
Receivable for investments sold	8,904	—
Interest receivable	2,408	151
Prepaid expenses and other assets	(8)	(17)
Increase (decrease) in operating liabilities:
Management fee payable	(23)	(131)
Incentive fee payable	(2,177)	(1,456)
Administration fee payable	(16)	(27)
Interest payable	(393)	(381)
Payable for investments and cash equivalents purchased	15,491	222
Other liabilities and accrued expenses	(37)	(108)
Net Cash Provided by Operating Activities	88,889	87,649
Cash Flows from Financing Activities:
Repurchases from unitholders	—	(35,000)
Cash distributions paid	(8,604)	(16,030)
Proceeds from borrowings	9,774	18,898
Repayments of borrowings	(75,892)	(83,757)
Net Cash Used in Financing Activities	(74,722)	(115,889)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,167	(28,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,783	39,386
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,950	$11,146
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,183	$7,037
Non-cash exchange of investments	16,639	—

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 68.2%
All State Ag Parts, LLC	Trading Companies & Distributors	S+650(5)	1.00%	10.84%	9/2021	9/2027	$4,874	$4,857	$4,874
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	9.69%	12/2021	8/2029	12,260	13,041	13,637
BayMark Health Services, Inc.	Health Care Providers & Services	S+500	2.00%	9.07%	9/2026	9/2030	612	583	583
BayMark Health Services, Inc.	Health Care Providers & Services	S+600	2.00%	10.07%	9/2026	3/2031	11,978	11,801	11,801
CC SAG Holdings Corp. (Spectrum Automotive)	Diversified Consumer Services	S+525	0.75%	9.15%	6/2021	6/2028	12,195	12,129	12,195
iCIMS, Inc.	Software	S+575(4)	0.75%	9.57%	8/2022	8/2028	14,580	14,488	13,413
Insight Borrower, LLC	Ground Transportation	S+550(10)	1.00%	9.76%	10/2021	1/2029	2,504	2,480	2,504
RQM+ Corp.(11)	Professional Services	S+725 PIK	1.00%	—	8/2021	8/2029	18,055	16,958	11,736
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	S+550	0.75%	9.42%	6/2021	6/2028	7,390	7,353	7,390
TAUC Management, LLC	Health Care Providers & Services	S+700(12)	1.00%	11.00%	2/2021	2/2027	6,169	6,163	5,305
Vapotherm, Inc.(7)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	4,828	5,109	5,103
Total Bank Debt/Senior Secured Loans								$94,962	$88,541

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Maturity Date	Shares/ Units	Cost	Fair Value
Preferred Equity — 17.1%
New Baymark Parent, LLC	Health Care Providers & Services	11.50% PIK	9/2026		5,536,934	$4,839	$4,838
TI TopCo Holdings, LLC	Ground Transportation	10.00% PIK	1/2026		11	4,398	4,162
Veronica Holdings, LLC (Vapotherm)(7)	Health Care Equipment & Supplies	9.00% PIK	9/2024		5,127,422	12,970	13,154
						$22,207	$22,154
Common Equity/Equity Interests/Warrants — 9.5%
Centrexion Therapeutics, Inc. Warrants†	Pharmaceuticals		6/2019		15,404	$6	$-
Meditrina, Inc. Warrants†	Health Care Equipment & Supplies		12/2022		15,858	12	10
New Baymark Parent, LLC†	Health Care Providers & Services		9/2026		18,881	—	—
Senseonics Holdings, Inc Common Stock†(3)(9)	Health Care Equipment & Supplies		7/2019		3,975	23	40
SLR-AMI Topco Blocker, LLC†(6)(7)	Broadline Retail		6/2023		-	23,521	12,044
TI TopCo Holdings, LLC†	Ground Transportation		1/2026		8	—	—
Veronica Holdings, LLC†(7)	Health Care Equipment & Supplies		9/2024		102,711	117	224
Total Common Equity/Equity Interests/Warrants						$23,679	$12,318
Total Investments(8) — 94.8%						$140,848	$123,013

Cash Equivalents — 49.8%					Par Amount
U.S. Treasury Bill (3.95% yield)	Government		9/2026	11/2026	65,000	$64,706	$64,706

Total Investments & Cash Equivalents — 144.6%						$205,554	$187,719
Liabilities in Excess of Other Assets - (44.6%)							(57,864)
Net Assets — 100.0%							$129,855

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2026.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If the Company fails to invest a sufficient portion of its assets in qualifying assets, it could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2026, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 7.0% of the total assets of the Company.

(4)
Certain tranches have a spread of S+575 and certain tranches have a spread of S+625.

(5)
Spread is S+600 Cash / 0.50% PIK.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2026

(in thousands)

(6)
Through this entity and other intermediate entities, the Company owns approximately 5.0% of the underlying common units of ASC Holdco, LLC, a joint venture which owns certain assets of the former AmeriMark Interactive, LLC.
(7)
Denotes investments in which the Company is an “Affiliated Person” but does not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2026	Interest/ Dividend Income
SLR-AMI Topco Blocker, LLC	$10,562	$997	$—	$—	$485	$12,044	$—
Vapotherm, Inc.	5,033	—	—	—	10	5,103	445
Veronica Holdings, LLC (Preferred Equity)	11,175	1,979	—	—	(129)	13,154	901
Veronica Holdings, LLC (Common Equity)	224	—	—	—	—	224	—
	$26,994	$2,976	$—	$—	$366	$30,525	$1,346

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(8)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $17,227; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $2,450 and $19,677, respectively, based on a tax cost of $140,240. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(9)
Denotes a Level 1 investment.
(10)
Revolving loan is cash pay. Term loan has a PIK option at S+550 until January 28, 2027. Effective January 28, 2027, the spread on the term loan is S+700 if PIK election is made.
(11)
Investment is on non-accrual status.
(12)
Spread is S+600 cash / 1.00% PIK.

† Non-income producing security.

See notes to consolidated financial statements.

SCP Private Credit Income BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2026

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2026
Health Care Equipment & Supplies	21.1%
Health Care Providers & Services	18.3%
Pharmaceuticals	11.1%
Software	10.9%
Diversified Consumer Services	9.9%
Broadline Retail	9.8%
Professional Services	9.5%
Ground Transportation	5.4%
Trading Companies & Distributors	4.0%
Total Investments	100.0%

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

September 30, 2026

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

On October 5, 2018 (the “Initial Closing Date”), the Company closed on $326,000 in capital commitments. On March 12, 2019, the sale and issuance of 2,800,000 of the Company’s units (“Units”), at an aggregate purchase price of $28,000 ($10.00 per Unit), occurred and the Company commenced operations. As of September 30, 2026, $154,300 of capital commitments were drawn and $171,700 were unfunded.

The Company has implemented a corporate lending strategy focused on sourcing, underwriting and managing a diverse portfolio of private senior secured loans primarily to upper middle market companies (generally, aggregate loan sizes of $100,000 to $300,000 to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25,000 and $100,000) across the United States. In addition to senior secured loans to upper middle market companies, the Company invested a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. Some of the Company’s investments contain delayed-draw term loan type features and/or other types of unfunded commitments.

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

September 30, 2026

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2026, there has

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except Unit and per Unit amounts)

been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

For the three and nine months ended September 30, 2026, the Company incurred $559 and $1,731, respectively, in Management Fees, $29 and $103, respectively in Administration Fees and $511 and $462, respectively, in incentive fees. For the three and nine months ended September 30, 2025, the Company incurred $602 and $2,048, respectively, in Management Fees, $42 and $166, respectively in Administration Fees and $735 and $1,242, respectively, in incentive fees.

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

September 30, 2026

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

September 30, 2026

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025:

Fair Value Measurements

As of September 30, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$88,541	$88,541
Preferred Equity	—	—	22,154	22,154
Common Equity/Equity Interests/Warrants	40	—	12,278	12,318
Total Investments	$40	$—	$122,973	$123,013

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the
Company’s debt obligations were carried at fair value at September 30, 2026, the fair value of the Subscription Facility (as defined below) would be $0. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

September 30, 2026

(in thousands, except Unit and per Unit amounts)

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2026:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2026	$105,879	$15,152	$10,019	$131,050
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—	—
Net change in unrealized gain (loss)	433	541	1,707	2,681
Purchase of investment securities*	12,517	6,461	552	19,530
Proceeds from dispositions of investment securities	(30,288)	—	—	(30,288)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2026	$88,541	$22,154	$12,278	$122,973
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$481	$541	$1,707	$2,729

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2025	$162,467	$11,175	$10,800	$184,442
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	(21)	(21)
Net change in unrealized gain (loss)	(3,271)	(366)	502	(3,135)
Purchase of investment securities*	16,831	11,345	997	29,173
Proceeds from dispositions of investment securities	(87,486)	—	—	(87,486)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2026	$88,541	$22,154	$12,278	$122,973
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(3,320)	$(366)	$482	$(3,204)

* Includes PIK capitalization and accretion of discount.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

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

September 30, 2026

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2026	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/Senior Secured Loans	Asset	$88,541	Income Approach	Market Yield	9.5% - 54.2% (16.5%)
Preferred Equity	Asset	$22,154	Income Approach	Market Yield	9.0% - 15.4% (11.0%)
Common Equity/Equity Interests/Warrants	Asset	$10	Market Approach	Volatility	22.6% - 22.6% (22.6%)
		$224	Transaction Price*	N/A	N/A
		$12,044	Recovery Analysis	Recoverable Amount	N/A

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

Note 5. Debt

Revolving credit facility due December 2027 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35,000 Subscription Facility with East West Bank. The facility size is currently $32,000 with a stated interest rate of

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except Unit and per Unit amounts)

SOFR plus 2.75% and a maturity date of December 31, 2026. Due to an amendment executed on September 25, 2026, effective December 31, 2026 the stated interest rate will be SOFR plus 2.50% and the maturity date will be December 31, 2027. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2026, there were no borrowings outstanding under the Subscription Facility.

Term credit facility originally due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility had a total commitment of approximately $226,118, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15,000 one-time advance, among other changes. The DB Facility was secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, had made certain customary representations and warranties, and were required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also included usual and customary events of default for credit facilities of this nature. On August 7, 2026, the DB Facility was repaid in full and terminated.

The average annualized interest cost for borrowings for the nine months ended September 30, 2026 and the year ended December 31, 2025 was 6.45% and 6.96%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2026 and the year ended December 31, 2025 was $65,992 and $167,000, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2026 and December 31, 2025 was $2,731 and $1,400, respectively, comprised of the following:

	September 30, 2026	December 31, 2025
Veronica Holdings, LLC	$1,438	$—
SunMed Group Holdings, LLC	515	515
TAUC Management, LLC	385	385
Insight Borrower, LLC	219	326
CC SAG Holdings Corp. (Spectrum Automotive)	174	174
Total Commitments	$2,731	$1,400

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, we held no such contracts.

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except Unit and per Unit amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Units at beginning of period	14,415,168	18,532,519
Units issued	—	—
Units redeemed	—	(3,604,531)
Units issued and outstanding at end of period	14,415,168	14,927,988

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Units at beginning of period	14,415,168	18,532,519
Units issued	—	—
Units redeemed	—	(3,604,531)
Units issued and outstanding at end of period	14,415,168	14,927,988

SCP Private Credit Income BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except Unit and per Unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Per Share Data: (a)
Net asset value per Unit, beginning of period	$9.42	$10.11
Net investment income	0.40	0.65
Net realized and unrealized gain (loss)*	(0.21)	(0.23)
Net increase in Unitholders’ capital resulting from operations	0.19	0.42
Distributions to Unitholders:
From distributable earnings	(0.40)	(0.66)
From return of capital	(0.20)	(0.26)
Net asset value per Unit, end of period	$9.01	$9.61
Total Return (b)(c)	2.02%	4.15%
Unitholders’ capital, end of period	$129,855	$143,401
Units outstanding, end of period	14,415,168	14,927,988
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	4.38%	6.60%
Operating expenses	2.13%	2.34%
Interest and other credit facility expenses	1.87%	4.02%
Total expenses	4.00%	6.36%
Average debt outstanding	$35,383	$124,685
Portfolio turnover ratio	12.6%	0.6%

(a)
Calculated using the average units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2026 and September 30, 2025 were 14,415,168 and 17,502,653, respectively.
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

September 30, 2026

(in thousands, except Unit and per Unit amounts)

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SCP Private Credit Income BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SCP Private Credit Income BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 3, 2026

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

The Company’s principal focus is to invest in first lien secured floating rate loans primarily to upper middle market private leveraged companies (generally, loan sizes of $100 million to $300 million to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million) that have significant free cash flow and are in non-cyclical industries in which the Adviser has direct experience. In addition to senior secured loans to upper middle market companies, the Company invested a portion of its assets in non-traditional asset-based loans and first lien loans to rapidly growing healthcare companies. Some of the Company’s investments contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company has co-invested with other vehicles managed by the Adviser. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by the Adviser will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing.

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

Portfolio and Investment Activity

During the three months ended September 30, 2026, we invested $19.0 million in 3 portfolio companies. This compares to investing $0.4 million in 2 portfolio companies during the three months ended September 30, 2025. Investments sold or prepaid during the three months ended September 30, 2026 totaled $30.4 million versus $10.5 million for the three months ended September 30, 2025.

At September 30, 2026, our portfolio consisted of 17 portfolio companies and was invested 72.0% directly in senior secured loans, 18.0% in preferred equity and 10.0% in common equity/equity interests/warrants, versus 27 portfolio companies invested 90.7% directly in senior secured loans, 4.7% in preferred equity and 4.6% in common equity/equity interests/warrants at September 30, 2025, in each case measured at fair value.

At September 30, 2026, 77.6% of our income producing investment portfolio was floating rate and 22.4% was fixed rate, measured at fair value. At September 30, 2025, 95.1% of our income producing investment portfolio was floating rate and 4.9% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employed leverage and otherwise incurred indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt a 150% asset coverage ratio as of August 2, 2018. In connection with their subscriptions of the Units, our Unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Management Fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2026, the Company had no senior securities.

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

Results of Operations

Results are shown below for the three and nine months ended September 30, 2026 and September 30, 2025:

Investment Income

For the three and nine months ended September 30, 2026, gross investment income totaled $2.0 million and $11.0 million, respectively. For the three and nine months ended September 30, 2025, gross investment income totaled $6.6 million and $22.5 million, respectively. The comparative decrease in gross investment income is primarily due to a reduction in the size of the income-producing portfolio.

Expenses

Expenses totaled $1.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 2026, of which $1.1 million and $2.3 million, respectively, consisted of management, incentive and administration fees and $0.5 million and $2.5 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2026. Expenses totaled $3.7 million and $11.0 million, respectively, for the three and nine months ended September 30, 2025, of which $1.4 million and $3.5 million, respectively, consisted of management, incentive and administration fees and $2.1 million and $7.0 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2025. Expenses generally consist of management fees, administration fees, performance-based incentive fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to lower interest expense on lower average borrowings, management and incentive fees as the portfolio decreased in size.

Net Investment Income

The Company’s net investment income totaled $0.2 million and $5.8 million, or $0.01 and $0.40 per average Unit, respectively, for the three and nine months ended September 30, 2026. The Company’s net investment income totaled $2.9 million and $11.4 million, or $0.19 and $0.65 per average Unit, respectively, for the three and nine months ended September 30, 2025.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $30.4 million and $81.5 million, respectively, for the three and nine months ended September 30, 2026. Net realized loss over the same periods totaled $5 thousand and $40 thousand, respectively. The Company had investment sales and prepayments totaling approximately $10.5 million and $81.7 million, respectively, for the three and nine months ended September 30, 2025. Net realized gain over the same periods totaled $0 and $0, respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2026, net change in unrealized gain (loss) on the Company’s assets totaled $2.7 million and ($3.1) million, respectively. Net unrealized gain for the three months ended September 30, 2026 was primarily due to appreciation on our investments in SLR-AMI Topco Blocker, LLC, TI TopCo Holdings, LLC and All State Ag Parts, LLC, among others, partially offset by depreciation on our investment in RQM+ Corp. Net unrealized loss for the nine months ended September 30, 2026 was primarily due to depreciation on our investments in RQM+ Corp. and iCIMS, Inc., among others, partially offset by appreciation on our investment in SLR-AMI Topco Blocker, LLC, among others. For the three and nine months ended September 30, 2025, net change in unrealized gain (loss) on the Company’s assets totaled $1.2 million and ($4.4) million, respectively. Net unrealized gain for the three months ended September 30, 2025 was primarily due to appreciation on our investments in SLR-AMI Topco Blocker, LLC, Arcutis Biotherapeutics, Inc. and Cerapedics Inc., among others, partially offset by depreciation on our investments in RQM+ Corp. and BayMark Health Services, Inc., among others. Net unrealized loss for the nine months ended September 30, 2025 was primarily due to depreciation on our investments in SLR-AMI Topco Blocker, LLC, RQM+ Corp. and BayMark Health Services, Inc. among others, as well as the reversal of previously recognized unrealized appreciation upon exit of Outset Medical, Inc., partially offset by appreciation on our investments in Arcutis Biotherapeutics, Inc. and Cerapedics Inc., among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three and nine months ended September 30, 2026, the Company had a net increase in Unitholders’ capital resulting from operations of $2.9 million and $2.6 million, respectively. For the same periods, income per average Unit was $0.20 and $0.18, respectively. For the three and nine months ended September 30, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $4.2 million and $7.0 million, respectively. For the same period, income per average Unit was $0.27 and $0.40, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period March 12, 2019 (commencement of operations) to September 30, 2026, on a net basis, the Company sold and issued 14,415,168 Units at an average price of $10.70 per Unit, for net proceeds of $154.3 million. In aggregate during the same period, the Company issued 26,710,775 Units for $277.8 million and redeemed 12,295,607 Units for $123.5 million, returning that capital to its investor, resulting in 14,415,168 Units issued and outstanding as of September 30, 2026. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $171.7 million at September 30, 2026.

Debt

Revolving credit facility due December 2027 (the “Subscription Facility”)—During the first quarter of 2019, the Company established the $35.0 million Subscription Facility with East West Bank. The facility size is currently $32 million with a stated interest rate of SOFR plus 2.75% and a maturity date of December 31, 2026. Due to an amendment executed on September 25, 2026, effective December 31, 2026 the stated interest rate will be SOFR plus 2.50% and the maturity date will be December 31, 2027. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2026, there were no borrowings outstanding under the Subscription Facility.

Term credit facility originally due August 2027 (the “DB Facility”)—On August 2, 2024, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) established the DB Facility with Deutsche Bank AG, New York Branch, as lender. The DB Facility had a total commitment of approximately $226.1 million, a maturity date of August 2, 2027 and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15 million one-time advance, among other changes. The DB Facility was secured by all of the assets held by the SPV. Under the terms of the DB Facility, the Company and SPV, as applicable, had made certain customary representations and warranties, and were required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The DB Facility also included usual and customary events of default for credit facilities of this nature. On August 7, 2026, the DB Facility was repaid in full and terminated.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the Management Fee is determined. We held a face amount of $65 million and $50 million in cash equivalents at September 30, 2026 and December 31, 2025, respectively.

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

A summary of our significant contractual payment obligations is as follows as of September 30, 2026:

Payments due by Period as of September 30, 2026 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$—	$—	$—	$—	$—

(1)
At September 30, 2026, we had a total of $32.0 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
(in millions)
Veronica Holdings, LLC	$1.4	$—
SunMed Group Holdings, LLC	0.5	0.5
TAUC Management, LLC	0.4	0.4
Insight Borrower, LLC	0.2	0.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.2	0.2
	$2.7	$1.4

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, financing leases and, to a lesser extent, unsecured loans and equity securities, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, SLR Private Credit BDC II LLC, an unlisted BDC whose principal focus is to invest in first lien senior secured floating rate loans primarily to upper middle market leveraged companies with EBITDA between approximately $25 million and $250 million that have significant free cash flow and are in non-cyclical industries in which the Adviser has significant experience, and SLR Secured Specialty Lending Fund, a non-exchange traded perpetual-life BDC whose principal focus is to invest in directly originated, senior secured loans to primarily U.S. based middle market companies across specialty finance investment strategies. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SLR HC BDC LLC, SLR Private Credit BDC II LLC and SLR Secured Specialty Lending Fund. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact significant tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2026, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to recent market interest rates. Additionally, some of these investments have floors. The Company also has a revolving credit facility that is generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately five cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.05)	$0.05

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Maturity Extension of Subscription Facility

On September 25, 2026, SCP Private Credit Income BDC LLC (the “Company”) entered into an amendment to the Company’s existing $32.0 million subscription facility with East West Bank (the “Subscription Facility”), which effective December 31, 2026 extends the maturity of the Subscription Facility to December 31, 2027 and changes the stated interest rate to SOFR plus 2.50%.

Repayment and Termination of Deutsche Bank Credit Facility

On August 7, 2026, the Company and SCP Private Credit Income BDC SPV LLC (the “SPV”) terminated and repaid the previously established term credit facility (the “DB Facility”) with Deutsche Bank AG, New York Branch, as lender. The DB Facility had a total commitment of approximately $226.1 million, was set to mature on August 2, 2027, and an applicable margin of S+265. On June 4, 2025, the DB Facility was amended, providing an additional $15 million one-time advance, among other changes. The DB Facility was secured by all of the assets held by the SPV. The Company did not incur any prepayment penalty in connection with the termination of the DB Facility.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Second Amended and Restated Limited Liability Company Agreement(2)

3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement(3)

4.1	Form of Subscription Agreement(1)

10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement*

19.1	Joint Code of Ethics and Insider Trading Policy*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2026.

SCP PRIVATE CREDIT INCOME BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)